Form 10-K
period 2021-06-30
Vintage Wine Estates, Inc.
filed 2021-10-13
CIK 1834045

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-40016

VINTAGE WINE ESTATES, INC.

(Exact name of registrant as specified in its charter)

Nevada	87-1005902
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

______________________________

937 Tahoe Boulevard, Suite 210

Incline Village, Nevada 89451

(Address of principal executive offices)

Registrant’s telephone number, including area code: (877) 289-9463

______________________________

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, no par value per share	VWE	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer.” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of December 31, 2020, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $364,680,000.

As of October 1, 2021, 60,461,611 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Report, to the extent not set forth herein, is incorporated herein by reference from the registrant’s definitive proxy statement relating to the registrant's next Annual Meeting of Stockholders (the "Proxy Statement"). The Proxy Statement, or an amendment to this Report, shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Investors are cautioned that statements that are not strictly historical statements of fact constitute forward-looking statements, including, without limitation, statements under the captions “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business” and are identified by words like “believe,” “expect,” “may,” “will,” “should,” “seek,” “anticipate,” or “could” and similar expressions.

Forward-looking statements are not assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those expressed or implied by forward-looking statements include those discussed under the heading “Item 1A. Risk Factors” as well as those discussed elsewhere in this Annual Report on Form 10-K and in future Quarterly Reports on Form 10-Q or other reports filed with the Securities and Exchange Commission ("SEC").

Any forward-looking statement made by us in this report is based only on information currently available to us and speaks only as of the date of this report. We undertake no obligation to publicly revise or update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law.

References to a fiscal year refer to our fiscal year ended June 30 of the specified year.

Part I.

Item 1. Business

Our Company

Vintage Wine Estates, Inc. (“VWE”, “we”, “us”, "our" or “the Company”) is a leading vintner in the United States ("U.S."), offering a collection of wines produced by award-winning, heritage wineries, popular lifestyle wines, innovative new wine brands, packaging concepts, as well as craft spirits. Our name brands include Layer Cake, Cameron Hughes, Clos Pegase, B.R. Cohn, Firesteed, Bar Dog, Kunde, Cherry Pie and many others. Since our founding over 20 years ago, we have grown organically through wine brand creation and through acquisitions to become the 15th largest wine producer based on cases of wine shipped in California. We’ve exceeded 20% net revenue and adjusted EBITDA compound annual growth rates since 2010. We now sell nearly 2 million cases annually.

Our key differentiator is our diversification—what we call our three-legged stool business model.

We are diversified in our brand collection, producing over 50 brands ranging in retail price from $10 to $150, with a focus on the growing segment between $10 and $20. Eighty percent of our business is done in this critical segment.

We are diversified in our omni-channel sales strategy balanced between direct-to-consumer, 30% of sales, traditional wholesale, 33% of sales and business-to-business at 35% of sales. Our direct-to-consumer segment is particularly robust. Where most wine companies have two direct sales levers to pull: tasting rooms and wine clubs, we have six: tasting rooms, wine clubs, ecommerce, Cameron Hughes, Windsor/custom label design and engraving, and QVC/HSN.

We are diversified in our sourcing with a strong asset base of 2,800 owned and leased vineyard acres located in the premier winegrowing regions of the U.S. and 10 owned winery estates. These properties extend from the Central Coast of California to storied appellations in Napa Valley and Sonoma County, north to Oregon and Washington. We obtain fruit for our wines from owned and leased vineyards, as well as other sources, including independent growers and the spot wine market.

Vintage Wine Estates has completed over 20 acquisitions in the past 10 years and completed over 10 acquisitions in the past 5 years. We generally acquire the brands and inventories of a targeted business, eliminating redundant corporate overhead. We then integrate the acquired assets into our highly efficient production, distribution and omni channel selling networks, quickly increasing the sales and margins of the acquired business.

Our growth has allowed us to reinvest in our business and create the scale and infrastructure needed to successfully manage a variety of different wine brands and channels and reduce costs. Our owned winery facilities have the current capacity to produce up to 7 million cases of wine per year. We are in the process of completing a $45 million investment into our Ray’s Station production facility, which includes a high-speed bottling facility with the capacity to bottle over 13.5 million cases annually and a 364,000 square foot warehouse and distribution center. This project will be complete at the end of Q1 FY 22.

Additional bottling capacity will not only be used for our products, but also will allow us to further expand our bottling and fulfillment services offered to third parties on a contract basis. The additional capacity of the bottling facility may not initially be fully utilized but provides us with capacity consistent with our growth plans. Our scale and consolidated operations are expected to enable us to increase margins of the businesses that we acquire, providing accretive value promptly after the acquisition. We intend to continue to grow our business organically and through acquisitions, with a view towards making two to three acquisitions per year over the next five years.

Our acquisition strategy is to acquire brands and inventories while eliminating redundant corporate overhead, increasing gross margins of the acquired businesses by leveraging scale economies, and driving revenue growth through our distribution network. Gross margins improve by incorporating brands into a more efficient operating system. In addition, operating margins improve from synergies of acquisitions.

There are more than 11,000 wineries in the U.S., with the largest 50 wineries controlling approximately 90% of the market share by volume, but less than 60% of consumer spending. We plan to use our financial capacity to: (i) continue to acquire family-owned brands from small wineries, (ii) acquire non-core brands from medium sized and large competitors, and (iii) potentially acquire one or more large businesses in our industry.

Our primary unique selling proposition for a seller is that we have a strong track record of closing once the price and structure are agreed upon. We also believe our managers are perceived as excellent brand stewards, having increased the market share and profitability of virtually all of our acquired brands. We intend to be a disciplined acquirer, exercising cost discipline, with a focus on the industry’s growth in premium and super-premium wines. We expect that the fragmented nature of the wine industry, coupled with our infrastructure and experience, will enable us to continue to gain market share.

Our innovation strategy is focused on creating and building new wine brands for today’s wine consumer. In the past five years, we have launched over 15 new wine brands, which are primarily sold to major national retail accounts and through direct-to-consumer channels. We also develop private labels and produce wine for major retail clients, including Costco and Target, to sell as proprietary brands. The ability to create new wine brands and quickly bring them to market allows us to respond swiftly to trends and changing consumer tastes and needs.

Our mission is to maintain an entrepreneurial spirit, stay humble and focus on the customer. We respect the ways people buy wine—at the estate wineries, at retail, in restaurants, on the telephone, on the internet, on television and by mail.

Our Business Combination

We were formed in 2019 as Bespoke Capital Acquisition Corp. (“BCAC”), a special purpose acquisition corporation incorporated under the laws of the Province of British Columbia. BCAC was organized for the purpose of effecting an acquisition of one or more businesses or assets by way of a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or any other similar business combination involving BCAC.

On June 7, 2021, BCAC consummated its business combination (the “Business Combination”) with Vintage Wine Estates, Inc., a California corporation ("Legacy VWE"), pursuant to a transaction agreement dated February 3, 2021. As a result of the Business Combination and the related transactions, BCAC changed its jurisdiction of incorporation from the Province of British Columbia to the State of Nevada, BCAC changed its name to “Vintage Wine Estates, Inc.” and Legacy VWE became our wholly-owned subsidiary.

For accounting purposes, and in accordance with generally accepted accounting principles, BCAC was treated as the acquired company and Legacy VWE was treated as the acquirer.

Core Business Segments

We report our results of operations through the following segments: Wholesale, Business-to-Business ("B2B"), Direct-to-Consumer ("DTC") and Other.

Fundamentally, we are an omni-channel consumer goods business that happens to operate in the wine industry. Unlike wine companies that solely or mainly sell to wholesale distributors, we sell our products through a number of different channels.

A description of our segments follows:

Wholesale

Our wholesale operations generate revenue from products sold to distributors, who then sell them to off-premise retail locations such as grocery stores, specialty and multi-national retail chains, as well as on-premise locations such as restaurants and bars.

We have longstanding relationships with our distribution network and marketing companies, including with industry leaders such as Deutsch Family Wine and Spirits, Republic National Distributing Company and Southern Glazer’s Wine & Spirits. Through these relationships, our products are sold in all 50 states and in 37 countries outside the U.S. In addition to our geographical reach, our products are available for purchase at 34,500 off-premise locations as of June 30, 2021 including leading national chains such as Costco, Kroger, Target, Albertsons and Total Wine & More. Our products were also sold at 17,657 restaurants and bars as of June 30, 2021.

Our wholesale segment generated $72.9 million and $75.4 million of revenue for the fiscal years ended June 30, 2021 and June 30, 2020, respectively.

Business-to-Business

Our B2B sales segment generates revenue from the sale of private label wines and custom winemaking services.

We work with national retailers, including Costco, Albertsons, Target and other major retailers, to provide private label wines incremental to their existing beverage alcohol business. Retailers generally earn higher margins on sales of their private label wines than on sales of third-party wines. Consequently, retailers are increasingly offering more private label products in their stores. We expect retailers’ demand for private labels to continue to increase and believe that our private label business will continue to grow. Retailers frequently request brand, label and product line extensions.

Our custom winemaking services are governed by long-term contracts with other wine industry participants and include services such as fermentation, barrel aging, procurement of dry goods, bottling and cased goods storage. Additionally, we believe that our custom winemaking services business allows us to maximize our production assets’ throughput and efficiency and thus improves profit margins for our proprietary brands.

Our B2B segment generated $77.4 million and $54.1 million of revenue for the fiscal years ended June 30, 2021 and June 30, 2020, respectively.

Direct-to-Consumer

Our DTC segment generates revenue from sales made directly to the consumer. DTC sales have higher gross profit margins than wholesale sales because DTC sales allow us to capture the profit margin that otherwise would go to our distribution partners on sales in the wholesale segment. As a result, our profit margins in the DTC segment are significantly higher than in our other segments while operating margins are consistent with other segments. We believe that our DTC business is one of the largest in the U.S. wine industry.

Our DTC sales are made primarily through our tasting rooms, wine clubs and e-commerce.

Tasting Rooms — We currently operate 14 tasting rooms that served over 135,000 visitors during the fiscal year ended June 30, 2021, down from over 188,000 for the fiscal year ended June 30, 2020 due to the effects of the COVID-19 pandemic. We expect that, after there has been availability and public acceptance of effective COVID-19 vaccines and travel restrictions have been lifted, tasting room volumes will, over time, increase from the current lows. Our tasting rooms are designed to provide a welcoming atmosphere where we can introduce the consumer to our brands with a view towards developing an authentic relationship over time. These tasting rooms feature our exclusive, low-production wines, at higher-than-average price points, as well as our more accessible, higher-production, wines. Visitors are encouraged to taste, and then purchase, our wines.

Wine Clubs — We currently offer 26 branded wine clubs and had more than 35,000 wine club members as of June 30, 2021. Our wine club members sign up to purchase regular shipments of our wines and receive additional benefits such as volume discounts, exclusive visits to our tasting rooms, invitations to member-only events, access to winemakers and the ability to try each of our wines before they are widely sold in stores. We leverage digital technology through virtual tastings and mixers, giving members new ways to network with one another.

E-Commerce — Sales through our various brand websites are a growing part of DTC sales. We have an active email list with over 859,000 subscribers. Our digital marketing team drafted and sent over 5,200 unique emails that generated over 64 million impressions for the fiscal year ended June 30, 2021. We have used digital marketing since the early 2000s, recently increasing our e-commerce customer conversion rate to 9.3%, which is substantially above the food and drink industry’s e-commerce conversion rate of 1.7%, as of August 2021.

Custom Label Design and Engraving — We also offer custom label design and engraving services whereby customers can design and engrave wine bottles to their specifications. We believe that we are the only wine producer with the ability to do custom engraving on wine bottles. As a result, we are able to offer our services profitably at a lower price than competitors that need to outsource bottle engraving. In addition to our core private label customers, we have created custom bottles for weddings, major corporate events and other promotional opportunities.

Our DTC segment generated $66.6 million and $55.6 million of revenue for the fiscal years ended June 30, 2021 and June 30, 2020, respectively.

Other

Our Other segment generates revenue from grape and bulk sales, storage services and for the year ended June 30, 2020, revenue under the Sales Pro and Master Class business line sold in 2019. We record corporate level expenses, non-direct selling expenses and other expenses not specifically allocated to the results of operations in our Other segment.

Our Other segment generated $3.8 million and $4.8 million of revenue for the years ended June 30, 2021 and 2020, respectively.

Our Diversified Portfolio

Our asset base and product portfolio have been strategically built to provide significant flexibility throughout the business cycle. Our wine portfolio has three tiers: lifestyle brands, luxury brands, and digitally native brands. We also produce and sell craft spirits.

Lifestyle Brands

Our lifestyle wines primarily sell through off-premise channels at retail prices ranging from $10.00 to $25.00 per bottle. The lifestyle tier accounts for more of our branded case volume than the luxury tier due to the lifestyle tier’s wider distribution and lower pricing. Our lifestyle brands are designed to deliver a compelling price-to-quality ratio. We believe our infrastructure, sourcing network and bottling-on-demand capabilities allow us to adjust production in line with market demand.

Our lifestyle brands include the following, among others:

Layer Cake — Layer Cake is a vintage-dated, premium wine brand featuring Cabernet Sauvignon, Pinot Noir and Chardonnay and other varietals sourced from various vineyards from around the world. The wines are designed to be approachable and food-friendly, with layers of flavor. Layer Cake is distributed nationally, at retail prices between $11.99 and $19.99 per bottle.

Firesteed — Founded in 1982, Firesteed is one of Oregon’s most recognized wine marques, well-known as an award-winning, high scoring top Pinot Noir producer. Located in Oregon’s Willamette Valley and considered a foundation brand for Oregon Pinot Noir, Firesteed serves the growing interest in and demand for authentic, cool-climate Oregon Pinot Noir. The signature wine, Firesteed Pinot Noir, is notably 100% Pinot Noir, with no blending wines added to alter the pure varietal character. Recognizing the appeal and demand for Oregon Pinot Noir, Firesteed is one of our top retail sales priorities. Firesteed wines are also available for sale DTC through our e-commerce channel and wine club. Firesteed wines sell at retail prices between $16.00 and $40.00 per bottle.

Bar Dog — Bar Dog is vintage-dated, premium California wine, including Chardonnay, Cabernet Sauvignon and Pinot Noir varietals, along with Red Blend. Bar Dog launched as a first-to-market brand in Target stores in 2019 and now is distributed nationally with significant room to be distributed further. Bar Dog’s Cabernet Sauvignon has earned 94 points from the Toronto International Wine Competitions, its Red Wine and Chardonnay have earned Gold Medals, and its Pinot Noir has earned a Silver Medal from the San Francisco International Wine Competition. These wines sell at retail prices between $12.00 and $20.00 per bottle.

Middle Sister — Middle Sister is a non-vintage, premium California wine. The star of the “sisters” is Middle Sister Sweet & Savvy, the top-selling California Moscato in the United States, featuring a sister of color on the label. Middle Sister is a longstanding lifestyle brand, launched over 15 years ago in Target stores. It enjoys strong brand equity with a devoted consumer base. Middle Sister was the first wine label to feature a cast of stick figure characters on the label, engaging consumers in a novel, cheeky and humorous way. Middle Sister also was one of the early wine industry adopters of social media, having launched at the same time that Facebook was becoming a widely-used consumer platform. Middle Sister wines sell at a retail price of $10.00 per bottle.

Cherry Pie — Cherry Pie wines are a vintage, premium California wine. These wines are 100% Pinot Noir sourced from select, cooler climate vineyards in Northern California and the Central Coast that highlight the variety. These wines sell at a retail prices between $20.00 and $50.00 per bottle.

Cartlidge & Browne — Cartlidge & Browne is a legacy, premium California wine brand founded in 1980. Cartlidge & Brown wines appeals to consumers looking for quality and value. The brand continues to grow on the strength of longstanding trust in the wine quality and its appealing price point, with national distribution in retail chains, independent retailers and on-premise. Cartlidge & Brown wines sell at a retail price of $12.00 per bottle.

GAZE Wine Cocktails — GAZE Wine Cocktails are refreshing, light, low-alcohol blends of Green Tea Moscato, Blueberry Pomegranate Moscato and White Peach Moscato. GAZE Wine Cocktails blend quality California wine with natural ingredients popular with wellness-minded consumers. The GAZE package is a sleek, portable, recyclable aluminum bottle with a resealable twist-off closure and bright, fashion-forward silkscreened graphics. The Blueberry Pomegranate Moscato flavor was awarded 94 points and a Double Gold award at the 2019 San Francisco International Wine Competition. A case of six GAZE Wine Cocktails sells at a retail price of $36.00.

Luxury Brands

Our super-premium to ultra-premium wines are generally smaller-production, estate-based wines. We also have a tier of more widely sourced and available appellation wines. Our luxury wines consistently garner 90+ scores, awards and accolades from top wine industry publications. They appeal to the wine aficionado who is intensely interested in the winemaker’s craft, the influence that vineyards and sites have on the wine, and the details of the vintage from budbreak to bottle.

Our luxury brands sell primarily at wine retailers, on-premise and through wine clubs and tasting rooms at prices ranging from $16.00 to $150.00 per bottle.

Our luxury brands include the following:

Girard — Girard is a super-premium brand founded more than forty years ago. Girard wines use small batch fermentation techniques and classic blending techniques, which have consistently produced award-winning wines. Girard's tasting room room and production facility are in Calistoga, located in the northern end of Napa Valley, attraction for both tourists and wine collectors. Girard wines are offered in high-end grocery stores and restaurants, as well as in the tasting rooms and other e-commerce channels. Girard wines sell through wholesale, e-commerce, wine clubs and at the winery, at retail prices between $18.00 and $100.00 per bottle.

Clos Pegase — Clos Pegase is one of the best known assets in our luxury portfolio. Renowned architect Michael Graves submitted a neo-classical design for this winery to an international competition and was awarded the commission. The winery was completed in 1987 and has been recognized as one of the world’s great winery buildings. The winery features extensive caves for the cellaring and aging of wines and a drought-tolerant heritage garden. A companion winery house was completely restored to the original vision in 2019. In keeping with the high aesthetics of the winery, Clos Pegase wines are a benchmark for Napa Valley luxury wines. Two estate vineyards in the Calistoga American Viticultural Area (“AVA”) for Bordeaux varietal red wines, Applebone and Tenma, and Mitsuko’s Vineyard in the Carneros AVA for Pinot Noir. Chardonnay and other varieties produce world-class, award-winning wines. Clos Pegase wines are distributed nationally at wholesale and at the winery, and through e-commerce and wine clubs, selling at retail prices between $22.00 and $125.00 per bottle.

Laetitia Vineyard and Winery — The Laetitia estate, located approximately three miles from the Pacific Ocean in Arroyo Grande on California’s south-central coast, is a well-known name in California’s sparkling wine market. The 1,800-acre estate was founded as a sparkling wine producer in the 1980s, as the cooler climate, site and soils resembled those in the Champagne region of France. Laetitia has earned a reputation as a top California sparkling wine producer and continues to make a range of luxury sparkling wines, as well as Pinot Noir and Chardonnay varietals and Rhône-style wines. All Laetitia wines currently in wholesale distribution have scores of 90 points or higher from leading wine publications. The winery is a popular wine tourism destination, where guests can enjoy views of the vineyards and the Pacific Ocean as they enjoy the wines. Laetitia also features a private winery guest house for trade and media hospitality. Laetitia wines are sold at wholesale, the tasting room, wine clubs and e-commerce at retail prices between $24.00 and $65.00 per bottle.

Swanson Vineyards — In Napa Valley, Swanson Vineyards is strongly associated with Merlot. Founded in 1995 in the Rutherford AVA (generally better recognized for Cabernet Sauvignon), it was determined that Swanson’s site and soils resembled those of Château Pétrus in Bordeaux, France. We believe Swanson offered Napa Valley its first luxury wine tasting experience when it opened the Salon in 2001. Swanson Vineyards wines are distributed through wholesale, e-commerce and wine clubs at retail prices between $21.00 and $140.00 per bottle.

Kunde Family Winery — The Kunde Family Winery was established in 1904 and celebrated its 117th harvest in 2020. Kunde sources grapes from the Kunde family’s 1,800-acre sustainable vineyard and winery, which is the largest contiguous private property in Sonoma Valley, California. The Kunde brand is known for Cabernet Sauvignon, Merlot, Chardonnay and Zinfandel and is consistently recognized as one of the top ten brands in Sonoma. Kunde wines have earned scores of 90 points or higher for many of its wines across the portfolio. Kunde wines sell at the winery, and through wholesale, e-commerce and wine clubs at retail prices between $18.00 and $100.00 per bottle.

Viansa — Viansa is known for its Italian varietals and its 270-degree views of the Sonoma Valley. Viansa was one of the first wineries to use the tasting room as a place to host and entertain guests. Viansa’s hilltop villa and estate, referred to as the “Summit of Sonoma,” has a panoramic view of Sonoma Valley. The site features olive tree-lined vineyards, a 97-acre wetland preserve, an event pavilion, and tasting patios that overlook the marketplace area. Viansa has been a notable Sonoma attraction for more than 30 years. Viansa wines are sold exclusively at the winery, through wine clubs and e-commerce at retail prices between $22.00 and $125.00 per bottle.

B.R. Cohn Winery —The B.R. Cohn Winery is located between the Mayacamas and Sonoma Mountain ranges, in the heart of California’s Sonoma Valley. Sonoma is pictured by some as a free-spirited cousin of Napa Valley. The history and heritage of B.R. Cohn may support this impression. Founded by the legendary rock and roll manager of the Doobie Brothers and other rock acts in the 1980s, the B.R. Cohn estate is an ideal site for growing Cabernet Sauvignon and other red Bordeaux varietals. Numerous musical events are hosted on the estate, including the Sonoma Harvest Music Festival held annually in September (with the exception of September 2020 due to COVID-19 restrictions). Alongside a range of small-lot estate wines, the Silver Label tier markets the B.R. Cohn wines to consumers at a more affordable price point. B.R. Cohn Silver Label wines, including Cabernet Sauvignon, Merlot, Chardonnay and Pinot Noir varietals and Sauvignon Blanc, are in wide wholesale and e-commerce distribution. B.R. Cohn wines sell at the winery, and through wholesale, e-commerce and wine clubs, at retail prices between $17.00 and $100.00 per bottle.

Craft Spirits

In addition to wine production and distribution, which is our core business, we are in the spirits business. We own the brand No. 209 Gin and Splinter Group Spirits, whose brands consists of Straight Edge Bourbon Whiskey, Slaughterhouse American Whiskey, and Whip Saw Rye. We also team with leading spirits manufacturers and distributors to develop products for our customers. We have collaborated with another spirits manufacturer to create Partner Vermouth, which is a sweet vermouth from the gardens and vineyards of California wine country.

We believe that we can use the spirits business to further expand our private label business with existing B2B customers. We expect that interest in selling private label products (due to the increased margins that we earn relative to sales of third party products) will lead to more retailers selling private label spirits. We believe that we can use our significant distribution network and production capabilities to increase our spirits private label business with both existing and new B2B customers.

Our Competitive Strengths

We believe that our strengths include a diversified brand portfolio and infrastructure, a customer-centric and innovation-driven culture, a demonstrated success in acquiring and integrating new assets into our platform, strong working relationships with distributor and retail networks, access to low-cost and flexible debt financing, and an experienced management team assembled and led by Patrick Roney.

Diversified Brand Portfolio and Infrastructure

Our diversified wine sourcing, brand positioning and omni-channel sales strategy result in a nimble, scalable business model, enabling us to bring our products to market rapidly and navigate ever-changing consumer demand flexibly. We believe the efficiencies of our infrastructure have been reflected in our historical results.

Strong Relationships with Distributors and Retailers

We have longstanding working relationships with many of the wine industry’s largest distributors and retailers, which facilitates the distribution of our products to customers in as many locations as possible.

We believe that our existing arrangements with distributors also provide a scalable platform for us to introduce new products into the market and further expand our revenue and market share. The distribution market has experienced and continues to undergo significant consolidation. As a result, it is harder for newer or smaller wine and alcohol businesses to gain traction with major distributors, which limits their ability to get their products into the major wholesale and retail markets. We believe that our longstanding working relationships with the largest distributors and retailers—forged over many years—give us an advantage over newer and smaller competitors.

We have powerful, long-standing relationships with national retailers, including Costco, Albertson’s, Target and others. In addition, we believe that we have a seven-figure annual case volume expansion opportunity with our national chain account clients by placing more brands with existing customers and adding new major customers.

Customer-Centric and Innovation-Driven Culture

We have created more than 15 new brands over the last 5 years to address specific consumer needs and market opportunities. We take a holistic approach with new brands, evaluating key attributes such as price points, packaging format, demographic and psychographic trends. We create new brands organically through an efficient concept-to-launch process, which generally requires less than six months in total and can sometimes be completed in less than three months. We believe that our efficient new product development and rapid speed to market gives us and our private label retailers an advantage over competitors because it enables us to quickly address actual or perceived unmet consumer needs and can help us better align brand strategy with consumer demand.

Demonstrated Success Acquiring and Integrating New Assets

We believe we have completed more brand mergers and acquisitions in the U.S. wine industry over the last 10 years than any other company in the industry. As illustrated in the following chart, we have completed more than 20 acquisitions since 2010.

Historically, our acquisitions have generated a strong return on equity. Over the three years immediately preceding the COVID-19 pandemic, we reviewed, on average, over 20 acquisitions per year, submitted an average of four letters of intent and completed an average of two acquisitions per year. We have historically targeted a significant increase in the target company’s EBITDA within three years of the acquisition. To achieve these results, our acquisitions are subject to a rigorous, data-driven, due diligence and underwriting process, to assure that minimum financial thresholds with meaningful upside can be satisfied in each transaction.

Experienced Management Team

Our senior leaders have decades of experience in the wine and spirits industry and have gone through numerous economic and consumer cycles, providing them with unique insight and historical perspectives that less experienced leaders do not have. Vintage Wine Estates was founded by Patrick Roney and Leslie Rudd, who passed away in 2018. Mr. Roney has spent more than 30 years in the wine, spirits and food industries and has held senior leadership roles at leading brands such as Seagram’s, Chateau St. Jean, Dean & Deluca and the Kunde Family Winery. Throughout his career, Mr. Roney has demonstrated a keen understanding of and ability to anticipate market trends and consumer behaviors. Mr. Roney also has also been able to attract some of the top talent in the industry, including President, Terry Wheatley. Mrs. Wheatley has spent her entire career in the wine and spirits industry at leading firms, including at E.J. Gallo and the Sutter Home/Trinchero Family Estate. Mrs. Wheatley also started her own wine brand, creation, sales and marketing company, Canopy Management, leveraging her long-term relationships with the wine industry’s top buyers to bring a portfolio of innovative wine brands to market. We acquired Canopy Brands in 2014.

Our Strategy

We are currently the 15th largest wine producer by cases shipped in California. We have been able to grow our business despite economic recessions. We intend to continue to grow our business by prioritizing the following goals: (i) increasing sales of our existing brands, (ii) continuing to develop new and innovative products, (iii) executing on our acquisition pipeline, (iv) continuing to grow our private label business, and (v) continuing to invest in and expand production capacity to meet the needs of our brands and our customers.

Increasing Sales of Existing Brands

We seek to grow our existing brands by increasing penetration within existing on-premise and off-premise retailers, selling into new retailers and distributors and investing in and expanding our DTC segment. Given the strength of our brands and our strong reputation with consumers, we believe we can increase the number of varietals and blends that are offered in retail and on-premise locations. As consumer shopping behaviors continue to evolve and change, we are well positioned to continue to increase sales and conversions through our off-premise retailers’ digital channels with the investment in a dedicated eGrocery team to manage and support the digital shelf online as well as in popular delivery apps and services. We will continue to invest in our DTC business and intend to capitalize on the consumer’s willingness to purchase more products online. Additionally, as government implemented measures in response to COVID-19 subside, we expect tasting room sales to increase, which should generally lead to increased wine club participation. Additionally, regulatory authorities across the U.S. have relaxed regulations regarding delivery of alcohol directly to consumers. As consumers have grown more used to obtaining alcoholic beverages this way, we expect DTC sales to continue to increase. While it is too soon to know if these relaxed regulations will be permanently enacted in each state, we believe we are well-positioned to take advantage of a consumer shift to DTC sales.

Developing New Brands and Innovative Products

We believe that we can continue to develop new brands and products that address consumer demand and sell these new products into our omni-channel distribution system. These new products are expected to diversify our revenue further and expand our addressable market to additional categories beyond wine. We believe our integrated infrastructure allows us to capitalize on emerging trends faster than many of our competitors, giving us an advantage in new product development. Additionally, upon federal legalization of cannabis, we expect to seek to produce and sell cannabis infused beverages through our distribution channels. We are at the early stage of developing this strategy and no material assets have been created from this initiative as of the date hereof. We do not intend to enter this sector unless cannabis is federally legalized in the U.S. and there is no assurance if or when cannabis will be federally legalized.

Executing our Acquisition Pipeline

There continues to be consolidation of distributors and retailers in the wine industry, creating uncertainty for smaller wine companies and further limiting their ability to garner attention in the wholesale channel. As a result, we expect more brands to look for buyers of their businesses, which may create more attractive acquisition opportunities for us in the future. Given our scale and infrastructure, we are generally able to increase margins of acquired businesses relatively quickly, adding value to the enterprise from the outset. While other, larger wine companies have recently been preoccupied with other strategic initiatives, we remain committed and highly active with our merger and acquisition ("M&A") strategy.

Growing Private Label Sales

We intend to expand our private label business by increasing sales of existing products, creating product line extensions and developing new brands for new customers. We believe the largest retailers will continue to increase their private label offerings. We also believe that, in addition to private label wine sales, we are well-positioned to expand our private label options to include spirits and other products.

Expanding Production Capacity

We believe we have opportunities to make capital investments that satisfy our financial return requirements while expanding our capacity to meet additional demand for our private brands and private label customers over time. We are in the process of completing a $45 million investment in state-of-the-art technology upgrades to our Ray’s Station production facility. The upgraded facility, together with existing facilities, will allow us to produce and ship approximately 15 million cases of wine per year and store over 3 million cases of wine. The new facility will put our production and distribution capacity at levels comparable to the top 5 wine producers in the U.S. This facility also will allow us to automate a number of processes that were previously completed manually, leading to increased efficiencies and margins.

We are one of a few vertically integrated winery companies that has our own pick-and-pack capabilities, leading to substantial per case cost savings. Notably, we have recently added a second warehouse facility in Cincinnati, Ohio. This is significantly more efficient than outsourcing this work and is currently the fastest growing portion of the wine business versus wholesale or private label.

Our capital expenditures have been at elevated levels in recent years, and as projects are completed, the business is expected to significantly increase margins with modest platform investments required going forward.

Competition

The wine industry and alcohol markets generally are intensely competitive. Our wines compete domestically and internationally with premium or higher quality wines produced in Europe, South America, South Africa, Australia and New Zealand, as well as North America. We compete on the basis of quality, price, brand recognition and distribution capability. The ultimate consumer has many choices of products from both domestic and international producers. Our wines may be considered to compete with all alcoholic and nonalcoholic beverages.

At any given time, there are more than 400,000 wine choices available to U.S. consumers, differing with one another based on vintage, variety or blend, location and other factors. Accordingly, we experience competition from nearly every segment of the wine industry. Additionally, some of our competitors have greater financial, technical, marketing and other resources, offer a wider range of products, and have greater name recognition, which may give them greater negotiating leverage with distributors and allow them to offer their products in more locations and/or on better terms than us. Nevertheless, we believe that our diverse brand offerings, scalable infrastructure and relationships with the largest wholesalers and retailers will allow us to continue growing our business.

Seasonality

There is a degree of seasonality in the growing cycles, procurement and transportation of grapes. The wine industry in general tends to experience seasonal fluctuations in revenue and net income. Typically, we have lower sales and net income during our third fiscal quarter (January through March) and higher sales and net income during our second fiscal quarter (October through December) due to the usual timing of seasonal holiday buying, as well as wine club shipments. We expect these trends to continue.

Human Capital Management

We are committed to fostering a work environment that values diversity and inclusion. This commitment includes providing equal access to and participation in, equal employment opportunities, programs and services without regard to race, religion, color, origin, disability, sex, sexual orientation, gender identity, veteran status, age or stereotypes based thereon. We welcome team members' differences, experiences, and beliefs, and we are investing in a more productive, engaged, diverse and inclusive workforce.

We monitor human capital metrics to ensure we are executing on our core values and making progress towards our diversity and inclusion commitments. As of June 30, 2021, we had 563 full-time employees. Among our employees, 44% identify as female and 56% identify as male. None of our employees are represented by a labor union, and none of our employees have entered into a collective bargaining agreement with us. We offer a highly competitive compensation and benefits program to attract and retain top talent.

Our talented employees drive our mission and share core values that both stem from and define our culture, which plays an invaluable role in our execution at all levels in our organization. Our culture is based on these shared core values which we believe contribute to our success and the continued growth of the organization. Our core values are used in candidate screening and in employee evaluations to help reinforce their importance in our organization:

•
Entrepreneurial in Spirit
•
Humble in our Hearts
•
Results Driven in Practice
•
Customers Top of Mind

We continue to focus on workplace safety by providing training and bringing awareness to workplace best practices in our continuous efforts to reduce workplace injuries and accidents. We acted quickly to respond to safety protocols as a result of the COVID-19 pandemic to protect the health and safety of our team members. To support team members, we provided temporary pay increases to certain employees, offered remote work where possible, purchased additional sanitation supplies and increased personal protective materials provided to staff.

Trademarks

Trademarks are an essential part of our business. We sell our products under a number of trademarks, which we own or use under license. We also have multiple licenses and distribution agreements for the import, sale, production and distribution of our products. Depending on the jurisdiction, trademarks are valid as long as the trademarks are in use and their registrations are properly maintained. These licenses and distribution agreements have varying terms and durations.

Government Regulation

The alcoholic beverage industry is subject to extensive regulation by the Alcohol and Tobacco Tax and Trade Bureau (“TTB”) (and other federal agencies), each state’s liquor authority and potentially local authorities as well, depending on location. As a result, there is a complex multi-jurisdictional regime governing alcoholic beverage manufacturing, distribution, sales and marketing in the U.S. Regulatory agencies issue permits and licenses for manufacturing, distribution and retail sale (with requirements varying depending on location), govern “trade practice” activity at each tier and also regulate how each tier of the alcohol industry may interact with another tier. In addition, these laws, rules, regulations and interpretations are constantly changing as a result of litigation, legislation and agency priorities. We take regulatory compliance very seriously, and to facilitate compliance with applicable requirements, we have a team of seven compliance professionals. We also use leading compliance software providers (Avalara and SOVOS) to assist the compliance team with data management and reporting cycles. Additionally, we consult with outside regulatory counsel on compliance issues on a regular basis and utilize Compliance Connection, an outside compliance company, on an as needed basis.

We maintain licenses and permits to produce and wholesale wine in Oregon and Washington with state regulatory agencies and TTB. We maintain licenses and permits to import, produce, and wholesale wine, and to import, rectify and wholesale distilled spirits with California regulatory authorities and TTB. In addition to licenses for our primary production activity, we maintain hundreds of ancillary permits to support our wholesale and DTC segments. Most states require permitting and registrations with the state for shipments to wholesalers or consumers within the state, and these permits often also require local registration and tax reporting. We manage our permit compliance internally, with our team responsible for managing renewals, tax payments and reporting in a timely manner. Specifically, we complete the following to satisfy our regulatory obligations: (i) prepare TTB’s monthly Report of Wine Premises Operations, (ii) complete monthly TTB export division reports which coincide with the monthly Report of Wine Premises Operations, (iii) complete bi-weekly excise TTB tax returns, (iv) prepare and complete California Department of Tax and Fee Administration’s (CDTFA) winegrower, beer/wine importer, and distilled spirits reports and tax returns, (v) prepares and completes Washington state’s winegrower, beer/wine importer, and distilled spirits reports and tax returns, (vi) file annual grape crush and purchase reports with the U.S. Food and Drug Administration (“FDA”), (vii) regularly update corporate filings with the TTB, as well as state Alcohol Beverage regulatory agencies as required, and (viii) complete biennial registrations with the FDA.

In California, we maintain licenses with: (i) the California Department of Food and Agriculture to purchase grapes, (ii) a potable water system permit with the California Division of Drinking Water, (iii) a hazardous material business plan permit with the County of Mendocino California Division of Environmental Health, and (iv) a storm water pollution prevention plan permit with the State of California State Water Resources Control Board. Additionally, food processing facilities, which includes wineries, must register with the FDA, and we maintain such registrations for our winery facilities.

We believe that we possess all licenses and permits material to operating our business.

Sale of our wine is subject to federal alcohol tax, payable at the time wine is removed from the bonded area of the winery for sale. In December 2017, the federal government passed comprehensive tax legislation that included the Craft Beverage Modernization and Tax Reform Act. This legislation modified federal alcohol tax rates by expanding the lower $1.07 per gallon tax rate to wines up to 16.0% alcohol content with wines containing higher alcohol levels being taxed at $1.57 per gallon. We are also subject to certain taxes at the state and local levels.

Available Information

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports are available free of charge on our website, www.vintagewineestates.com, under "Investor Overview — Investor Relations — SEC Filings" as soon as reasonably practicable after we electronically file them with, or furnish them to, the SEC. The SEC also maintains a website, www.sec.gov, where you can search for annual, quarterly and current reports, proxy and information statements, and other information regarding us and other public companies.

Item 1A. Risk Factors

In addition to the other information in this report and our other filings with the Securities and Exchange Commission ("SEC"), you should carefully consider the risks and uncertainties described below, which could materially and adversely affect our business, financial condition and results of operations. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that affect us.

Risks Related to Our Operations

The ongoing COVID-19 pandemic has had, and will likely continue to have, adverse effects on the economy and on our business.

The outbreak of COVID-19, which the World Health Organization declared a pandemic in March 2020, has spread across the world and has disrupted the global economy and most industries, including the wine industry. Efforts to control the pandemic have slowed economic activity and disrupted, and reduced the efficiency of, normal business activities across the United States. The pandemic has resulted in authorities implementing numerous unprecedented measures such as travel restrictions, quarantines, shelter-in-place orders and workplace shutdowns. These measures have impacted, and will likely continue to impact, our business, customers, supply chain and employees.

We have experienced declines in visitors to our tasting rooms primarily due to travel restrictions, shelter-in-place orders and workplace shutdowns resulting from the COVID-19 pandemic. In response to governmental directives and recommended safety measures, we modified our workplace practices. While we have implemented personal safety measures at all of our facilities where our employees are working onsite, any actions that we take may not be sufficient to mitigate the risk of infection and could result in a significant number of COVID-19 related claims. Changes to state workers’ compensation laws, as have recently occurred in California, could increase VWE’s potential liability for such claims.

In the longer term, the COVID-19 pandemic is likely to adversely affect the economies and financial markets and could result in an economic downturn and a recession. It is uncertain how this would affect demand for our products. While VWE continues to see robust demand in its industry, and has seen little impact to its results of operations from the COVID-19 pandemic, the environment remains uncertain and it may not be sustainable over the longer term. The degree to which the pandemic ultimately impacts our business and results of operations will depend on future developments beyond our control, including the severity of the pandemic, the extent of actions to contain the virus, the availability and efficacy of a vaccine or other treatment, how quickly and to what extent normal economic and operating conditions can resume, and the severity and duration of the economic downturn that results from the pandemic.

Consumer demand for wine and alcoholic beverages could decline, which could adversely affect our results of operations.

We rely on consumers’ demand for our wine and other products. Consumer demand may decline due to a variety of factors, including a general decline in economic conditions, changes in the spending habits of consumers generally, a generational or demographic shift in consumer preferences, increased activity of anti-alcohol groups, increased state or federal taxes on alcoholic beverage products and concerns about the health consequences of consuming alcoholic beverage products. Furthermore, our ability to effectively manage production and inventory is inherently linked to actual and expected consumer demand for our products, particularly given the long product lead time and agricultural nature of the wine business. Unanticipated changes in consumer demand or preferences could have adverse effects on our ability to manage supply and capture growth opportunities, and substantial declines in the demand for one or more of our product categories could harm our results of operations, financial condition and prospects.

We are subject to significant competition, which could adversely affect our profitability.

VWE’s wines compete for sales with thousands of other domestic and foreign wines. VWE’s wines also compete with other alcoholic beverages and, to a lesser degree, non-alcoholic beverages. As a result of this intense competition, we have been subject to, and may continue to be subject to, upward pressure on selling and promotional expenses. In addition, some of our competitors have greater financial, technical, marketing and public relations resources available to them than we do. These circumstances could adversely impact our revenues, margins, market share and profitability.

Our wholesale operations and wholesale revenues largely depend on independent distributors whose performance and continuity is not assured.

Our wholesale operations and wholesale revenues depend largely on independent distributors whose performance and continuity is not assured. Our wholesale operations generate revenue from products sold to distributors, who then sell them to off-premise retail locations such as grocery stores, specialty and multi-national retail chains, as well as on-premise locations such as restaurants and bars. Sales to distributors are expected to continue to represent a substantial portion of our revenues in the future. A change in relationships with one or more significant distributors could harm our business and reduce sales. The laws and regulations of several states prohibit changes of distributors except under certain limited circumstances, which makes it difficult to terminate a distributor for poor performance without reasonable cause as defined by applicable statutes. Difficulty or inability with respect to replacing distributors, poor performance of major distributors or inability to collect accounts receivable from major distributors could harm our business. There can be no assurance that existing distributors and retailers will continue to purchase our products or provide ours products with adequate levels of promotional support. Consolidation at the retail tier, among club and chain grocery stores in particular, can be expected to heighten competitive pressure to increase marketing and sales spending or constrain or reduce prices.

The loss or significant decline of sales to one or more of our more important distributors, marketing companies or retailers could have adverse effects on our results of operations, financial condition and prospects.

We derive significant revenue from distributors and marketing companies such as Deutsch Family Wine and Spirits, Republic National Distributing Company and Southern Glazer’s Wine & Spirits, and from retail business customers such as Costco, Albertson’s and Target. The loss of one or more of these customers, or significant decline in the volume of sales made to them, could have adverse effects on our results of operations, financial condition and prospects.

The strength of VWE’s brands is critical to our success.

Our reputation as a premier producer of wine and spirits among our customers and the wine industry is critical to the success of our business and our growth strategy. The wine market is driven by a relatively small number of active and well-regarded wine critics within the industry who have disproportionate influence over the perceived quality and value of wines. If we are unable to maintain the actual or perceived quality of our wines and other alcoholic beverage products, or if our wines otherwise do not meet the subjective expectations or tastes of one or more of a relatively small number of wine critics, the actual or perceived quality and value of one or more of our wines could be harmed, which could negatively impact not only the value of that wine, but also the value of the vintage, the particular brand or our broader portfolio. The winemaking process is a long and labor-intensive process that is built around yearly vintages, which means that once a vintage has been released we are not able to make further adjustments to satisfy wine critics or consumers. As a result, we are dependent on our winemakers and tasting panels to ensure that our wine products meet our exacting quality standards.

Any contamination or other quality control issue could have an adverse effect on sales of the impacted wine or our broader portfolio of winery brands. If any of our wines become unsafe or unfit for consumption, cause injury or are otherwise improperly packaged or labeled, we may have to engage in a product recall and/or be subject to liability and incur additional costs. A widespread recall, multiple recalls, or a significant product liability judgment against us could cause our wines to be unavailable for a period of time, depressing demand and our brand reputation. Even if a product liability claim is unsuccessful or is not fully pursued, any resulting negative publicity could adversely affect our reputation with existing and potential customers and accounts, as well as our corporate and individual winery brands image in such a way that current and future sales could be diminished. In addition, should a competitor experience a recall or contamination event, we could face decreased consumer confidence by association as a producer of similar products.

Additionally, third parties may sell wines or inferior brands that imitate our winery brands or that are counterfeit versions of our labels, and customers could be duped into thinking that these imitation labels are our authentic wines. A negative consumer experience with such a wine could cause them to refrain from purchasing our brands in the future and damage our brand integrity. Any failure to maintain the actual or perceived quality of our wines could materially and adversely affect our business, results of operations and financial results.

Damage to our reputation or loss of consumer confidence in our wines for any of these or other reasons could result in decreased demand for our wines and could have a material adverse effect on our business, operational results and financial results, as well as require additional resources to rebuild our reputation, competitive position and winery brand strength.

Our advertising and promotional investments may not be effective.

In the ordinary course of conducting its business, we regularly incur significant advertising and promotional expenditures to enhance our winery brands and raise consumer awareness in both existing and emerging categories. Variations in the levels of advertising and promotional expenditures in the past have caused, and are expected in the future to continue to cause, variability in our results of operations. While we strive to invest only in effective advertising and promotional activities, it is difficult to correlate such investments with sales results. There is no guarantee that advertising and promotional expenditures will be effective in building brand strength or in growing repeat sales.

Decreases in wine quality ratings by important rating organizations could adversely affect our business.

Many of VWE’s brands are issued ratings by local or national wine rating organizations. In the wine industry, higher product ratings usually translate into greater demand and higher pricing. Although some VWE brands have been rated highly in the past, and VWE believes its farming and winemaking activities are of a quality to generate good ratings in the future, VWE has no control over ratings issued by third parties, which may or may not be favorable in the future. Significant or persistent declines in the ratings issued to VWE wines could have adverse effects on its business.

We may not be fully insured against catastrophic events and losses, which may adversely affect our financial condition.

A significant portion of our activities are located in California and the Pacific Northwest, which regions are increasingly prone to seismic activity, landslides, wildfires and other natural disasters (collectively, “catastrophes”). Although VWE insures against catastrophes, including through our use of a wholly-owned captive insurance company and by carrying insurance to cover our own property damage, business interruption and certain production assets, we may not be fully insured against all catastrophes, the occurrence of which may (i) disrupt our operations, (ii) delay production, shipments and revenue and (iii) result in significant expenses to repair or replace damaged vineyards or facilities. Any disruption caused by a catastrophe could adversely affect our business, results of operations or financial condition.

Our inability to protect its trademarks and other intellectual property rights could adversely affect its business.

VWE’s business relies on intellectual property, mainly consisting of trademarks, customer lists and business practices. VWE does not register its business practices or customer lists, but they are kept highly confidential and considered trade secrets and, as such, are accessible to a very limited number of people within VWE. Although VWE believes that it does not rely significantly on any individual intellectual property right, a breach of confidentiality with respect to the customer lists or business practices, or loss of access to them, or the future expiration of intellectual property trademark rights, could have adverse impacts on VWE’s business.

VWE relies in part on confidentiality agreements, ownership of intellectual property, and non-competition agreements with employees, vendors and third parties in order to protect its intellectual property. It is possible that these agreements could be breached and that VWE might lack an adequate remedy for breach. Disputes may arise concerning the ownership of intellectual property or the extent to which the confidentiality agreements remain in force. Furthermore, VWE’s trade secrets may become revealed to its competitors or developed independently by them, in which case VWE will not be able to enjoy exclusive use of some of its formulas or maintain confidentiality concerning its products.

New lines of business or new products and services could subject us to additional risks.

VWE may invest in new lines of business, or may offer new products, such as within its spirits business or, upon federal legalization of cannabis, cannabis-infused beverages. There are risks and uncertainties associated with such efforts, particularly in instances where the markets are not fully developed or are evolving. In developing and marketing new lines of business and new products and services, VWE may invest significant time and resources. External factors, such as regulatory compliance obligations, competitive alternatives, lack of market acceptance and shifting consumer preferences, may also affect the successful implementation of a new line of business or a new product or service. With respect to cannabis-infused beverages, even if the federal government legalizes medical and/or adult-use cannabis, significant delays in the drafting and implementation of industry regulations and licensing and the costs associated with burdensome regulations and taxes could adversely impact VWE’s ability to operate profitably in the cannabis-infused beverage industry. Failure to successfully manage these risks in the development and implementation of new lines of business or new products or services could have adverse effects on VWE’s business, results of operations and financial condition.

Litigation relating to alcohol abuse or the misuse of alcohol could adversely affect our business.

Increased public attention has been directed at the beverage alcohol industry, which we believe is due to concern over problems related to alcohol abuse, including drinking and driving, underage drinking and health consequences from the misuse of alcohol. Adverse developments in these or similar lawsuits or a significant decline in the social acceptability of beverage alcohol products that could result from such lawsuits could materially adversely affect our business.

Risks Related to Our Production Activities

If we are unable to obtain adequate supplies of grapes or other raw materials, or if there is an increase in the cost of such materials, our profitability and production of wine could be negatively impacted, which could materially and adversely affect our business, results of operations and financial condition.

We source our grapes from the vineyards that we own and control and from independent growers. Our production activities also require adequate supplies of other quality agricultural, raw and processed materials, including corks, glass bottles, barrels, winemaking additives and agents, water and other supplies. A shortage of grapes of the required variety and quality, or an inability to obtain or significant increase in the price of other requisite raw materials, could impair our ability to produce wines in the quantity and quality demanded by our customers and reduce our profitability.

Any such occurrences could adversely affect our business, results of operations and financial condition.

Drought or inclement weather could reduce the amount of water available for use in our growing and production activities, which could materially and adversely affect our business, results of operations and financial condition.

Water supply and adequate rainfall are critical to the supply of grapes, other agricultural raw materials and generally our ability to operate our business. If climate patterns change or droughts occur, there may be a scarcity of water or poor water quality, which could affect production costs, consistency of yields or impose capacity constraints. VWE depends on sufficient amounts of quality water for operation of its wineries, as well as to irrigate its vineyards and conduct other operations. The suppliers of the grapes and other agricultural raw materials purchased by VWE also depend upon sufficient supplies of quality water for their vineyards and fields. Prolonged or severe drought conditions or restrictions imposed on irrigation options by governmental authorities could have an adverse effect on our business, results of operations and financial condition.

Increases in the cost, disruption of supply or shortage of energy could adversely affect our business.

Our production facilities use a significant amount of energy in their operations, including electricity, propane and natural gas. Increases in the price, disruption of supply or shortage of energy sources, which may result from increased demand, natural disasters, power outages or other causes could increase our operating costs and negatively impact our profitability. VWE has experienced increases in energy costs in the past, and energy costs could rise in the future. In addition, we incur costs in connection with the transportation and distribution of our materials and products. Higher fuel costs will result in higher transportation, freight, and other operating costs, which could significantly increase our production costs and, correlatively, decrease our operating margins and profit.

We could be negatively impacted by the occurrence of wine contamination.

We are subject to certain hazards and product liability risks, such as potential contamination, through tampering or otherwise, of ingredients or products. Contamination of our wine could result in destruction of our wine held in inventory and could cause the need for a product recall, which could significantly damage VWE’s reputation for product quality. We maintains insurance against certain of these kinds of risks, and others, under various insurance policies. However, our insurance may not be sufficient to fully cover any resulting liability or may not continue to be available at a price or on terms that are satisfactory to us.

Risks Related to Information Technology and Cybersecurity

A failure of one or more of our key IT systems, networks, processes, associated sites or service providers could have a material adverse impact on business operations, and if the failure is prolonged, our financial condition.

We rely on IT systems, networks, and services, including internet sites, data hosting and processing facilities and tools, hardware (including laptops and mobile devices), software and technical applications and platforms, some of which are managed, hosted, provided and used by third-parties or their vendors, to assist us in the operation of our business. The various uses of these IT systems, networks and services include, but are not limited to: hosting our internal network and communication systems; tracking bulk wine; supply and demand; planning; production; shipping wines to customers; hosting our winery websites and marketing products to consumers; collecting and storing customer, consumer, employee, stockholder, and other data; processing transactions; summarizing and reporting results of operations; hosting, processing and sharing confidential and proprietary research, business plans and financial information; complying with regulatory, legal or tax requirements; providing data security; and handling other processes necessary to manage our business.

Increased IT security threats and more sophisticated cybercrimes and cyberattacks, including computer viruses and other malicious codes, ransomware, unauthorized access attempts, denial of service attacks, phishing, social engineering, hacking and other types of attacks pose a potential risk to the security of our IT systems, networks and services, as well as the confidentiality, availability, and integrity of our data, and we have in the past, and may in the future, experience cyberattacks and other unauthorized access attempts to our IT systems. Because the techniques used to obtain unauthorized access are constantly changing and often are not recognized until launched against a target, we or our vendors may be unable to anticipate these techniques or implement sufficient preventative or remedial measures.

If we are unable to efficiently and effectively maintain and upgrade our system safeguards, we may incur unexpected costs and certain of our systems may become more vulnerable to unauthorized access. In the event of a ransomware or other cyber-attack, the integrity and safety of our data could be at risk or we may incur unforeseen costs impacting our financial position. If the IT systems, networks or service providers we rely upon fail to function properly, or if we suffer a loss or disclosure of business or other sensitive information due to any number of causes ranging from catastrophic events, power outages, security breaches, unauthorized use or usage errors by employees, vendors or other third parties and other security issues, we may be subject to legal claims and proceedings, liability under laws that protect the privacy and security of personal information (also known as personal data), litigation, governmental investigations and proceedings and regulatory penalties, and we may suffer interruptions in our ability to manage our operations and reputational, competitive or business harm, which may adversely affect our business, results of operations and financial results. In addition, such events could result in unauthorized disclosure of material confidential information, and we may suffer financial and reputational damage because of lost or misappropriated confidential information belonging to us or to our employees, stockholders, customers, suppliers, consumers or others. In any of these events, we could also be required to spend significant financial and other resources to remedy the damage caused by a security breach or technological failure and the reputational damage resulting therefrom, to pay for investigations, forensic analyses, legal advice, public relations advice or other services, or to repair or replace networks and IT systems.

As a result of the COVID-19 pandemic, a greater number of our employees are working remotely and accessing our IT systems and networks remotely, which may further increase our vulnerability to cybercrimes and cyberattacks and increase the stress on our technology infrastructure and systems. Although we maintain cyber risk insurance, this insurance may not be sufficient to cover all of our losses from any future breaches or failures of our IT systems, networks and services.

Our failure to adequately maintain and protect personal information of our customers or our employees in compliance with evolving legal requirements could have a material adverse effect on our business.

We collect, use, store, disclose or transfer (collectively, “process”) personal information, including from employees and customers, in connection with the operation of our business. A wide variety of local and international laws as well as regulations and industry guidelines apply to the privacy and collecting, storing, use, processing, disclosure and protection of personal information and may be inconsistent among countries or conflict with other rules. Data protection and privacy laws and regulations are changing, subject to differing interpretations and being tested in courts and may result in increasing regulatory and public scrutiny and escalating levels of enforcement and sanctions.

Compliance with applicable privacy and data protection laws and regulations is a rigorous and time-intensive process, and we may be required to put in place additional mechanisms ensuring compliance. Our actual or alleged failure to comply with any applicable privacy and data protection laws and regulations, industry standards or contractual obligations, or to protect such information and data that we process, could result in litigation, regulatory investigations, and enforcement actions against us, including fines, orders, public censure, claims for damages by employees, customers and other affected individuals, public statements against us by consumer advocacy groups, damage to our reputation and competitive position and loss of goodwill (both in relation to existing customers and prospective customers) any of which could have a material adverse effect on our business, financial condition, results of operations, and cash flows. Additionally, if third parties that we work with, such as vendors or developers, violate applicable laws or our policies, such violations may also place personal information at risk and have an adverse effect on our business. Even the perception of privacy concerns, whether or not valid, may harm our reputation, subject us to regulatory scrutiny and investigations, and inhibit adoption of our wines by existing and potential customers.

Risks Related to Regulation of Our Business

VWE’s failure to obtain or maintain necessary licenses or otherwise fail to comply with applicable laws and regulations could have adverse effects on its results of operations, financial condition and business.

A complex multi-jurisdictional regime governs alcoholic beverage manufacturing, distribution, sales, and marketing in the United States. The alcoholic beverages industry in which VWE operates is subject to extensive regulation by the Alcohol and Tobacco Tax and Trade Bureau (“TTB”) (and other federal agencies), each state’s liquor authority, and potentially local authorities depending on location. These regulations and laws dictate such matters as licensing requirements, production, importation, ownership restrictions, trade, and pricing practices, permitted distribution channels, delivery, and prohibitions on sales to minors, permitted, and required labeling, and advertising and relations with wholesalers and retailers. These laws, regulations and licensing requirements may, and sometimes are, interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other legal mandates or with VWE’s business practices. Further, these laws, rules, regulations, and interpretations are constantly changing as a result of litigation, legislation, and agency priorities, and could result in increased regulation. VWE’s actual or asserted non-compliance with any such law, regulation or requirement could expose VWE to investigations, claims, litigation, injunctive proceedings and other criminal or civil proceedings by private parties and regulatory authorities, as well as license suspension, license revocation, substantial fines, and negative publicity, any of which could adversely affect VWE’s results of operations, financial condition, and business.

Failure to comply with environmental, health and safety laws and regulations would expose us to civil and criminal liability.

The laws and regulations concerning the environment, health and safety may subject us to civil liability for non-compliance or environmental pollution. Such laws may include criminal sanctions (including substantial penalties) for violations. Some environmental laws also include provisions imposing strict liability for the release of hazardous substances into the environment, which could result in VWE becoming liable for clean-up efforts without any negligence or fault on our part. Other environmental laws impose liability jointly and severally, which could expose us to responsibility for cleaning up environmental pollution caused by others.

In addition, some environmental, health and safety laws are applied retroactively such that they could impose liability for acts done in the past even if such acts were carried out in accordance with the law in force at the time. Civil or criminal liability under such laws could have adverse effects on our business, results of operations and financial condition.

We may also become subject to claims for personal injury or property damage arising from exposure to hazardous substances if personal injury or environmental contamination was ostensibly caused by activity at one of its production sites. Such legal proceedings could be instituted by private individuals or non-governmental organizations.

In addition, any expansion of our existing facilities or development of new vineyards or wineries, or any expansion of our business into new product lines or new geographic markets, may be limited by present and future environmental restrictions, zoning ordinances and other legal requirements.

Risks Related to Our Financial Condition

We have identified a material weakness in our internal control over financial reporting, and if our remediation of such material weakness is not effective, or if we fail to develop and maintain an effective system of disclosure controls and internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable laws and regulations could be impaired.

In the course of our financial close process for the fiscal year ended June 30, 2021, we identified a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness identified relates to our process and controls regarding the tracking of costs through the various stages of inventory accounting, particularly as they pertain to bulk wine and spirits. Management concluded that this material weakness arose because we did not have effective business processes and controls to perform reconciliations of certain inventory-related account balances.

To address and remediate this material weakness, we are securing additional inventory cost accounting resources to help ensure that we effectively document and track bulk wine and spirits inventory costs from raw materials to cost of goods sold. We will not be able to fully remediate this material weakness until these steps have been completed and we have been operating effectively for a sufficient period of time. See Part II, Item 9A “Controls and Procedures” for additional information about this material weakness and our remediation efforts.

If we are unable to further implement and maintain effective internal control over financial reporting or disclosure controls and procedures, our ability to record, process and report financial information accurately, and to prepare financial statements within required time periods could be adversely affected, which could subject us to litigation or investigations requiring management resources and payment of legal and other expenses, negatively affect investor confidence in our financial statements and adversely impact our stock price. If we are unable to assert that our internal control over financial reporting is effective, or, if and when required, our independent registered public accounting firm is unable to express an unqualified opinion as to the effectiveness of our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our common stock could be adversely affected, our common stock could become subject to delisting and we could become subject to litigation or investigations by the stock exchange or exchanges on which our securities are listed, the SEC or other regulatory authorities, any of which could require additional financial and management resources.

Furthermore, we cannot assure you that the measures we have taken to date, and actions we may take in the future, will be sufficient to remediate the control deficiencies that led to our material weakness in our internal control over financial reporting or that they will prevent or avoid potential future material weaknesses. Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business. Further, weaknesses in our disclosure controls and internal control over financial reporting may be discovered in the future. Any failure to develop or maintain effective controls or any difficulties encountered in their implementation or improvement could harm our operating results or cause us to fail to meet our reporting obligations and may result in a restatement of financial statements for prior periods.

We may be unable to obtain additional financing to fund the operations and growth of our business on terms favorable to us, or at all.

We may require additional financing to fund our operations or growth. The failure to secure additional financing could have a material adverse effect on our continued development or growth. Such financings may result in dilution to stockholders, issuance of securities with priority as to liquidation and dividend and other rights more favorable than our common stock, imposition of debt covenants and repayment obligations, or other restrictions that may adversely affect our business. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe that we have sufficient funds for current or future operating plans. There can be no assurance that financing will be available to us on favorable terms, or at all. The inability to obtain financing when needed may make it more difficult for us to operate its business or implement its growth plans.

The terms of the VWE credit facility may restrict our flexibility, and failure to comply with such terms would have a variety of adverse effects.

The VWE credit facility contains various covenants and restrictions that may, in certain circumstances and subject to carve-outs and exceptions, limit VWE’s ability to, among other things:

•
create liens;
•
make loans to third parties;
•
incur additional indebtedness;
•
make capital expenditures in excess of agreed upon amounts;
•
merge or consolidate with another entity;
•
dispose of its assets;
•
make dividends or distributions to its shareholders;
•
change the nature of its business;
•
amend its organizational documents;
•
make accounting changes; and
•
conduct transactions with affiliates.

Under the VWE credit facility, VWE also is required to maintain compliance with a minimum fixed charge coverage ratio covenant (not less than 1.10:1.00).

As a result of the covenants and other restrictions contained in its credit facility, VWE is limited in how it may choose to conduct its business. VWE cannot guarantee that it will be able to remain in compliance with these covenants and other restrictions or be able to obtain waivers for noncompliance in the future. Failure to comply with the covenants and other restrictions contained in its debt instruments would likely have adverse effects on its financial condition and business by impairing its ability to continue financing its business.

Of particular significance, VWE could be forced to repay immediately and in full any outstanding borrowings under its credit facility if it were to breach its covenants and not cure the breach, even if it could otherwise satisfy its debt service obligations. Also, if VWE were to experience a change of control, as defined in its credit facilities, it could be required to repay in full all loans outstanding thereunder, plus accrued interest and fees.

VWE may be adversely affected by the phase-out of, or changes in the method of determining, the London Interbank Offered Rate (“LIBOR”), or the replacement of LIBOR with different reference rates.

LIBOR is the basic rate of interest used in lending between banks on the London interbank market and is widely used as a reference for setting the interest rate on U.S. dollar-denominated loans globally. The VWE credit facility uses LIBOR as a reference rate such that the interest due to VWE’s creditors under this facility is calculated using LIBOR.

On July 27, 2017, the U.K.’s Financial Conduct Authority (the authority that administers LIBOR) announced that it intends to phase out LIBOR by the end of 2021. It is unclear whether new methods of calculating LIBOR will be established such that it continues to exist after 2021, or if alternative rates or benchmarks will be adopted. Changes in the method of calculating LIBOR, or the replacement of LIBOR with an alternative rate or benchmark, may adversely affect interest rates and result in higher borrowing costs. This could materially and adversely affect our results of operations, cash flows and liquidity. VWE cannot predict the effect of the potential changes to LIBOR or the establishment and use of alternative rates or benchmarks. VWE may need to renegotiate its credit facility or incur other indebtedness. Changes in the method of calculating LIBOR, or the use of an alternative rate or benchmark, could negatively impact the terms of such renegotiated credit facility or such other indebtedness. If changes are made to the method of calculating LIBOR or LIBOR ceases to exist, VWE might need to amend certain contracts and cannot predict what alternative rate or benchmark would be negotiated. This may result in an increase to VWE interest expense.

If VWE’s intangible assets or goodwill become impaired, then VWE may be required to record charges to earnings, which could be significant.

VWE has substantial intangible assets and goodwill on its balance sheet resulting from acquisitions that VWE has completed. VWE reviews intangible assets and goodwill for impairment annually or more frequently if events or circumstances indicate that these assets might be impaired. Application of impairment tests requires judgment. A significant deterioration in a key estimate or assumption or a less significant deterioration to a combination of assumptions or the sale of a part of a reporting unit could result in an impairment charge in the future, which could have an impact, possibly significant, on VWE’s reported earnings.

We may not realize the benefits anticipated from our recent business combination, which could adversely affect our common stock price.

The anticipated benefits from the recently completed business combination are, necessarily, based on projections and assumptions that may not materialize as expected or which may prove to be inaccurate. Our ability to achieve the anticipated benefits will depend on our ability to successfully implement our growth strategies, as well as the availability of cash. We may encounter significant challenges with recognizing the anticipated benefits of the business combination, including the following:

•
potential disruption of, or reduced growth in, our historical core businesses;
•
challenges arising from the expansion of VWE’s product offerings into adjacencies with which VWE has limited experience;
•
coordinating sales and marketing efforts to effectively position VWE’s capabilities and the direction of product development;
•
difficulties in achieving anticipated cost savings, synergies, business opportunities and growth prospects from combining VWE’s business with the capital resources resulting from the transactions;
•
the increased scale and complexity of VWE’s operations resulting from the business combination;
•
retaining key employees, suppliers and other stakeholders of VWE;
•
retaining and efficiently managing VWE’s expanded distributor and supplier base; and
•
difficulties in anticipating and responding to actions that may be taken by competitors in response to VWE’s business combination.

If we do not successfully manage these issues and the other challenges inherent in operating a business of our scale, then we may not achieve the anticipated benefits of the business combination, could incur unanticipated expenses and charges and the results of operations and the market price of our common stock could be adversely affected.

A significant aspect of VWE’s expansion plan is to grow through strategic acquisitions. If the liabilities VWE assumes as part of making strategic acquisitions are greater than anticipated, VWE’s financial results could be adversely affected.

When VWE acquires the equity, i.e., the stock of a corporation or the membership interests in a limited liability company, rather than the assets, of a target company, it also generally assumes the liabilities of the target company, which often include known, unknown, and contingent liabilities. VWE’s ability to accurately identify and assess the magnitude of these assumed liabilities may be limited by, among other things, the information available to VWE and the limited operating experience VWE has with these acquired businesses. If VWE is unable to accurately assess the scope of these liabilities or if these liabilities are neither probable nor estimable at the time of the acquisition, VWE’s projected financial results for the acquired company could be adversely affected. To the extent that VWE’s overall results of operations are affected by any of these events, the price of VWE common stock could decrease.

General Risk Factors

Mergers and acquisitions in which VWE might engage involve risks that could adversely affect its business.

As part of its growth strategy, VWE will continue considering and entering into discussions, negotiations and agreements regarding possible transactions such as mergers, acquisitions and other business combinations. The purchase price for possible acquisitions of brands, other assets and businesses might be paid in cash, through the issuance of common stock or other securities, borrowings or a combination of these methods. Business combinations entail numerous risks, including:

•
difficulties in the integration of acquired operations, supply and distribution networks, and products, which can impact retention of customer goodwill;
•
failure to achieve expected synergies;
•
diversion of management’s attention from other business concerns;
•
assumption of unknown material liabilities of acquired companies, which could become material or subject us to litigation or regulatory risks;
•
amortization of acquired intangible assets, which could reduce future reported earnings; and
•
potential loss of customers or key employees.

There can be no assurance that VWE will continue to be able to identify, consummate and successfully integrate business combinations.

VWE is an emerging growth company and can offer no assurance that the reduced reporting requirements applicable to emerging growth companies will not make its shares less attractive to investors.

VWE is an emerging growth company as defined in the Jumpstart Our Business Startups Act (the “JOBS Act”). For as long as VWE continues to be an emerging growth company, it may take advantage of exemptions from various reporting requirements that apply to public companies other than emerging growth companies, including exemption from compliance with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), reduced disclosure obligations regarding executive compensation and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. VWE will remain an emerging growth company until the earlier of (1) the date (a) December 31, 2026, (b) on which VWE has total annual gross revenue of at least $1.07 billion, or (c) on which VWE is deemed to be a large accelerated filer, which means the market value of shares of

VWE’s common stock that are held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which VWE has issued more than $1.0 billion in non-convertible debt during the prior three-year period.

VWE can offer no assurance that investors will not find its common stock less attractive because VWE may rely on these exemptions. If some investors find such less attractive as a result, then there may be a less active trading market for such stock and its market price may be more volatile.

VWE will continue to incur significant increased expenses and administrative burdens as a public company, which could have an adverse effect on its business, financial condition and results of operations.

VWE, as a public company, faces increased legal, accounting, administrative and other costs and expense. VWE also is a reporting issuer in all of the provinces and territories of Canada, other than Quebec. The Sarbanes-Oxley Act, as well as rules and regulations subsequently implemented by the SEC, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and the rules and regulations promulgated and to be promulgated thereunder, the Public Company Accounting Oversight Board (United States), Nasdaq and the TSX impose additional reporting and other obligations on public companies. Compliance with public company requirements will increase costs and make certain activities more time-consuming. In addition, expenses associated with SEC and Canadian reporting requirements will be incurred. Furthermore, if any issues in complying with those requirements are identified (for example, if the auditors identify a material weakness or a significant deficiency in the internal control over financial reporting), then VWE could incur additional costs rectifying those issues, and the existence of those issues could adversely affect VWE’s reputation or investor perceptions of it. It may also be more expensive to obtain director and officer liability insurance in such a situation. Risks associated with VWE’s status as a public company may make it more difficult to attract and retain qualified persons to serve on the board of directors or as executive officers. The additional reporting and other obligations imposed by these rules and regulations will increase legal and financial compliance costs and the costs of related legal, accounting and administrative activities. These increased costs will require VWE to divert a significant amount of money that could otherwise be used to expand the business and achieve strategic objectives. Advocacy efforts by stockholders and third parties may also prompt additional changes in governance and reporting requirements, which could further increase costs.

VWE is subject to financial reporting and other requirements that places increased demands on its accounting and other management systems and resources and for which VWE may not be adequately prepared.

VWE is subject to reporting and other obligations under the Exchange Act, including the requirements of Section 404(a) of the Sarbanes-Oxley Act and similar legislation imposed on reporting issuers under Canadian law, as applicable. Section 404 requires annual management assessments of the effectiveness of VWE’s internal controls over financial reporting and, after VWE is no longer an “emerging growth company,” its independent registered public accounting firm may be required to express an opinion on the effectiveness of VWE’s internal controls over financial reporting. To the extent applicable, these reporting and other obligations will place significant demands on VWE’s management, administrative, operational, and accounting resources and will cause VWE to incur significant expenses. VWE is in the process of creating systems, implementing financial and management controls, reporting systems and procedures, and hiring additional accounting and finance staff. If VWE is unable to accomplish these objectives in a timely and effective manner, then its ability to comply with the financial reporting requirements and other rules that apply to public reporting companies could be impaired. Any failure to maintain effective internal controls could have adverse effects on our business, results of operations and stock price.

We compete for skilled management and labor and our future success depends in large part on key personnel.

Our future success depends in large part on our ability to retain and motivate to a high degree our senior management team. Our ability to deliver high-quality products also depends on retaining and motivating proficient winemakers, grape growers and other skilled management and operations personnel. The loss of such personnel or a labor shortage could adversely affect our business and our ability to implement our strategy.

VWE’s management has limited experience operating a public company. This could lead to diversion of time otherwise spent on business operations and could necessitate the incurrence of additional costs to staff for regulatory expertise.

Although several of the directors of the Company have substantial public market experience, VWE’s executive officers have limited experience in the management of a publicly traded company subject to significant regulatory oversight and reporting obligations under federal securities laws. VWE’s management team may struggle to manage VWE successfully or effectively as a public company. Their limited experience in dealing with the increasingly complex laws pertaining to public companies could be a significant disadvantage in that it is likely that an increasing amount of their time may be devoted to these activities, which will result in less time being devoted to the management and growth of VWE. It is possible that VWE will be required to expand its employee base and hire additional qualified personnel, or engage additional outside consultants and professionals, to support its operations as a public company, increasing its operating costs in future periods.

The terms of the investor rights agreement, VWE’s organizational documents and Nevada law could inhibit a takeover that VWE shareholders might consider favorable.

Features of the investor rights agreement, the VWE articles of incorporation and bylaws and Nevada law will make it difficult for any party to acquire control of VWE in a transaction not approved by the VWE board of directors. These features include:

•
until the 2028 annual meeting of shareholders of VWE, the Roney Representative (which will be Patrick Roney, so long as he is alive) may designate five individuals (the “Roney Nominees”), the former Bespoke shareholders may designate two individuals (the “Bespoke

Nominees”) and the VWE nominating committee may designate two individuals ("the Nominating Committee Nominees") in the slate of nominees recommended to VWE shareholders for election as directors at any annual or special meeting of the shareholders at which directors are to be elected, subject to certain terms and conditions;
•
the affirmative vote of shareholders holding at least 66-2/3% of the voting power of the issued and outstanding shares of capital stock of VWE will be required to amend or repeal certain provisions of the articles of incorporation and bylaws of VWE, including those relating to election, removal and replacement of directors, for five years following the closing of the transactions;
•
the ability of the board of directors to issue and determine the terms of preferred stock;
•
advance notice for shareholder proposals and nominations of directors by shareholders to be considered at VWE’s annual meetings of shareholders;
•
certain limitations on convening shareholder special meetings;
•
limiting the ability of shareholders to act by written consent; and
•
anti-takeover provisions of Nevada law.

These features may have an anti-takeover effect and could delay, defer or prevent a merger, acquisition, tender offer, takeover attempt or other change of control transaction that a VWE shareholder might consider in its best interest, including those attempts that might result in a premium over the market price of their common stock.

The VWE articles of incorporation provide that the Second Judicial District Court in the State of Nevada, located in Washoe County, Nevada will be the sole and exclusive forum for substantially all disputes between VWE and its shareholders, which could limit VWE shareholders’ ability to obtain a favorable judicial forum for disputes with VWE or its directors, officers or employees.

The VWE articles of incorporation provide that, unless VWE consents in writing to the selection of an alternative forum, the Second Judicial District Court, in and for the State of Nevada, located in Washoe County, Nevada, will, to the fullest extent permitted by law, be the exclusive forum for (i) any derivative action, suit or proceeding brought on behalf of VWE, (ii) any action, suit or proceeding asserting a claim of breach of a fiduciary duty owed by any director, officer, employee or stockholder of VWE to VWE or to its stockholders, or (iii) any action, suit or proceeding arising pursuant to any provision of the NRS or the VWE articles of incorporation or bylaws (as either may be amended and/or restated from time to time). Subject to the foregoing, the federal district courts of the United States will be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act. Such exclusive forum provision will not relieve VWE of its duties to comply with the federal securities laws and the rules and regulations thereunder, and its shareholders will not be deemed to have waived VWE’s compliance with such laws, rules and regulations.

The VWE articles of incorporation further provide that any person or entity purchasing or otherwise acquiring any interest in any VWE securities will be deemed to have notice of and consented to these provisions. Such articles provide that if any action whose subject matter is within the scope of clause (i), (ii) or (iii) above is filed in a court other than the courts in the State of Nevada (a “foreign action”) in the name of any stockholder, such stockholder will be deemed to have consented to (1) the personal jurisdiction of the state and federal courts in Nevada in connection with any action brought in any such court to enforce the provisions of such clause and (2) having service of process made upon any such stockholder’s counsel in the foreign action as agent for such stockholder. These exclusive forum provisions may limit a shareholder’s ability to bring an action, suit or proceeding in a judicial forum of its choosing for disputes with VWE or its directors, officers, employees or stockholders, which may discourage such actions, suits and proceedings. None of the aforementioned provisions of the VWE articles of incorporation will apply to suits to enforce any liability or duty created by the Securities Act or the Exchange Act or any other claim for which the federal courts of the United States have exclusive jurisdiction.

If a court were to find the exclusive forum provision contained in the VWE articles of incorporation to be inapplicable or unenforceable in an action, suit or proceeding, then VWE may incur additional costs associated with resolving such action, suit or proceeding in other jurisdictions, which could harm its business, results of operations, and financial condition. Even if VWE is successful in defending against such actions, suits and proceedings, litigation could result in substantial costs and be a distraction to management and other employee.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our corporate headquarters are located in Incline Village, Nevada. We own or control sizable vineyards, production facilities and tasting rooms and are making capital expenditures to increase capacity, improve efficiency and assure sustainability.

Vineyards

We own or control approximately 900 acres of planted vineyards located in the premier winegrowing regions of the U.S. We currently own ten winery estates and lease two winery estates. We anticipate that our vineyards, at full production, will enable us to grow approximately 30-40% of the grapes needed to meet our current production capacity. We source the remainder of our grapes from bulk wine purchases and other growing and processing arrangements.

Wine Production Facilities

In 2021, we produced approximately 7.8 million cases (over 15,000,000 gallons) of wine in our winery and production facilities, a significant increase from the approximately 7 million cases (over 16,000,000 gallons) that we produced in 2020 from the 2019 and 2018 harvests.

Our revamped Ray’s Station facility has a footprint exceeding 700,000 square feet in size. Located in Hopland, California, the facility contains areas for receiving grapes and bulk wine, as well as processing, fermenting and aging. The property also has bottling, laboratory facilities and offices. Approximately 150,000 square feet of outside production area is used for crushing, pressing and fermenting wine grapes in addition to insulated storage capacity that can store approximately 7,600,000 gallons of wine.

In addition to the capacity at Ray’s Station, Clos Pegase, Girard, Laetitia, Delectus, Cosentino, Kunde, Tamarack, Swanson Vineyards and Owen Roe wineries have the combined capacity to bottle approximately 1.5 million cases of boutique wines per year.

We actively manage our real estate portfolio and endeavors to be asset-light rather than asset-heavy so as to increase returns on capital. Accordingly, real estate is not only bought but also sold. Two properties are currently available for purchase at targeted prices.

Capital Expenditures

New Bottling Line

We completed a state-of-the-art 400-bottle-per-minute bottling line at Ray’s Station that incorporates advanced automation. The revised process uses less expensive bulk glass from our glass supplier, which gives us significantly increased flexibility with regard to scheduling and reduces our costs of goods sold. The new bottling line began operations in June 2021.

Increased Warehouse Capacity

As described above, in addition to the bottling line, we are constructing additional warehouse and storage space at Ray’s Station, where we will be able to store over 3 million cases of wine. The additional storage capacity will reduce our reliance on and expenses associated with third party storage, which will also improve our margins. Further, by locating this storage facility adjacent to the bottling line, we will be able to further streamline our supply chain. As of the date of this report, we expect the 264,000 square-foot warehouse and distribution center is fully operational as of the end of the first quarter of fiscal 2022. The warehouse project started in December 2019 and expenditures on this project were $20.3 million as of June 30, 2021.

Re-investing for the Future

We plan to add new riddling, disgorging and bottling equipment at the Laetitia vineyard to increase our expansion into the sparkling wine sector. We have also increased our generator capacity at Ray’s Station, Clos Pegase and Girard wineries to mitigate the impact of periodic power shutoffs in California.

Environmental Initiatives

We are focused on sustainability, the environment and reducing our environmental impact. Towards that end, we have increased our solar power generation capacity at Ray’s Station from 750 kilowatts to 2.23 megawatts and have started to use the Tesla battery for energy storage to further reduce our carbon footprint. We have also improved the efficiency of our water and waste water treatment facilities at Ray’s Station in anticipation of the increased output from the new high-speed bottling line. Similarly, we have reduced the amount of water used and improved our recycling capacity by purchasing new equipment at our Clos Pegase and Girard properties. In addition, we have installed a computerized tank control system at the Girard winery to control the timing and demand for electricity from our chilling equipment. We have also automated the riddling machines to increase both capacity and efficiency at our Laetitia vineyard.

Item 3. Legal Proceedings

From time to time, we may be involved in various legal proceedings and subject to claims that arise in the ordinary course of business that could have a material adverse effect on our business, results of operations or financial condition. As of the date of this Annual Report on Form 10-K, the Company is not currently a party to any material pending legal proceedings, to our knowledge, in which we believe would have a material effect on our business, results of operations or financial condition.

Item 4. Mine Safety Disclosures

None.

Part II.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock began trading on The Nasdaq Global Market under the symbol “VWE” on June 8, 2021. Prior to such date and before the completion of the Business Combination between BCAC and Legacy VWE, the Class A restricted voting shares of BCAC traded on the Nasdaq under the symbol "BSPE".

Stock Performance Graph

The following graph compares the performance of our common stock to the Nasdaq Composite Index (ticker symbol: IXIC) and Crimson Wine Group, Ltd. (ticker symbol CWGL), a peer issuer in the business of producing and selling luxury wines, assuming $100 was invested as of February 8, 2021, which was our first day of trading on the Nasdaq. Pursuant to applicable Securities and Exchange Commission rules, all values assume reinvestment of pre-tax amount of all dividends; however, no dividends have been declared on our common stock to date.

Stock Performance Graph
VWE ("BSPE" prior to June 8, 2021)
Crimson Wine Group, Ltd. (CWGL)
IXIC
$160
$140
$120
$100
$80
$60
$40
$20
$-
$100
$146
$118
$104
February 8, 2021
June 30, 2021

	February 8, 2021	June 30, 2021
VWE ("BSPE" prior to June 8, 2021)	$100	$118
Crimson Wine Group, Ltd. (CWGL)	$100	$146
Nasdaq Composite Index (IXIC)	$100	$104

Holders of Common Stock

As of June 30, 2021, there were nineteen (19) holders of record of our common stock.

Dividend Policy

We currently intend to retain all available funds and any future earnings to fund the development and growth of our business and to repay indebtedness and, therefore, we do not anticipate paying any cash dividends in the foreseeable future. Any future determination to pay dividends will be at the discretion of our Board, and will depend on our results of operations, financial conditions, capital requirements and other factors that our Board deems relevant.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table presents information with respect to our repurchases of our equity securities during the fiscal quarter ended June 30, 2021:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs
April 1, 2021 to April 30, 2021	-	$-	-	-
May 1, 2021 to May 30, 2021	10,324,596	$10.096	-	-
June 1, 2021 to June 30, 2021	8,042,049	$10.096	-	-
Total	18,366,645	$10.096	-	-

In connection with the vote of BCAC shareholders to extend the permitted timeline for BCAC to complete its qualifying acquisition, on May 17, 2021, BCAC redeemed 10,324,596 Class A restricted voting shares of BCAC at a price of approximately $10.09644396 per share, for an aggregate amount of $104,241,705.

In connection with the consummation of the Business Combination on June 7, 2021, BCAC redeemed 8,042,049 Class A restricted voting shares of BCAC at a price of approximately $10.09644396 per share, for an aggregate amount of $81,196,097.

Item 6.

Reserved.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of financial condition and results of operations together with our audited consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This discussion may contain forward-looking statements based upon current expectations that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” or in other parts of this Annual Report on Form 10-K. Unless the context otherwise requires, references in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to “we”, “us”, “our” and “the Company” are intended to mean the business and operations of Vintage Wine Estates, Inc. ("VWE") and its consolidated subsidiaries.

Overview

Vintage Wine Estates is a leading vintner in the United States ("U.S."), offering a collection of wines produced by award-winning, heritage wineries, popular lifestyle wines, innovative new wine brands, packaging concepts, as well as craft spirits. Our name brands include Layer Cake, Cameron Hughes, Clos Pegase, B.R. Cohn, Firesteed, Bar Dog, Kunde, Cherry Pie and many others. Since our founding over 20 years ago, we have grown organically through wine brand creation and through acquisitions to become the 15th largest wine producer based on cases of wine shipped in California. We’ve exceeded 20% net revenue and adjusted EBITDA compound annual growth rates since 2010. We now sell nearly 2 million cases annually.

Our key differentiator is our diversification—what we call our three-legged stool business model.

We are diversified in our brand collection, producing over 50 brands ranging in retail price from $10 to $150, with a focus on the fastest growing $10 and $20 segment. Approximately eighty percent of our business is done in this critical segment.

We are diversified in our omni-channel sales strategy balanced between direct-to-consumer, 30% of sales, traditional wholesale, 33% of sales and business-to-business at 35% of sales. Our direct-to-consumer segment is particularly robust. Where most wine companies have two direct sales levers to pull: tasting rooms and wine clubs, we have seven: tasting rooms, wine clubs, ecommerce, Cameron Hughes, Windsor/custom label design and engraving, QVC/HSN and The Sommelier Company.

We are diversified in our sourcing with a strong asset base of 2,800 owned and leased vineyard acres in located in the premier winegrowing regions of the U.S. and 10 owned winery estates. These properties extend from the Central Coast of California to storied appellations in Napa Valley and Sonoma County, north to Oregon and Washington. We obtain fruit for our wines from owned and leased vineyards, as well as other sources, including independent growers and the spot wine market.

We have completed over 20 acquisitions in the past 10 years and completed over 10 acquisitions in the past 5 years. We generally acquire the brands and inventories of a targeted business, eliminating redundant corporate overhead. We then integrate the acquired assets into our highly efficient production, distribution and omni channel selling networks, quickly increasing the sales and margins of the acquired business.

Our growth has allowed us to reinvest in our business and create the scale and infrastructure needed to successfully manage a variety of different wine brands and channels and reduce costs. Our owned winery facilities have the current capacity to produce up to 7 million cases of wine per year. As of the date of this report, we are near completion of a $45 million investment into our Ray’s Station production facility, which includes a high-speed bottling facility with the capacity to bottle over 13.5 million cases annually and a 364,000 square foot warehouse and distribution center.

Additional bottling capacity will not only be used for our products, but also will allow us to further expand our bottling and fulfillment services offered to third parties on a contract basis. The additional capacity of the bottling facility may not initially be fully utilized but provides us with capacity consistent with our growth plans. Our scale and consolidated operations are expected to enable us to increase margins of the businesses that we acquire, providing accretive value promptly after the acquisition.

Strategy

Our strategy is to continue to grow organically and through acquisitions with a view towards making two to three acquisitions per year over the next five years. We believe we have completed more brand mergers and acquisitions in the U.S. wine industry over the last 10 years than any other company in the industry. These acquisitions have allowed us to diversify our wine sourcing into regions outside of California, expand our portfolio of brands, increase our vineyard assets and provide our DTC and retail customers with a range of wines to choose from.

We have historically targeted a significant increase in the target company’s EBITDA within three years of the acquisition. To achieve these results, our acquisitions are subject to a rigorous, data-driven, due diligence and underwriting process, to assure that minimum financial thresholds with meaningful upside can be satisfied in each transaction. In accordance with GAAP, the results of the acquisitions we have completed are reflected in our consolidated financial statements. We typically incur minimal transaction costs in connection with identifying and completing acquisitions and ongoing integration costs as we integrate acquired companies and seek to achieve synergies.

Recent Developments

Our Business Combination

We were formed in 2019 as Bespoke Capital Acquisition Corp. (“BCAC”), a special purpose acquisition corporation incorporated under the laws of the Province of British Columbia. BCAC was organized for the purpose of effecting an acquisition of one or more businesses or assets by way of a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or any other similar business combination involving BCAC.

On June 7, 2021, BCAC consummated its business combination (the “Business Combination”) with Vintage Wine Estates, Inc., a California corporation ("Legacy VWE"), pursuant to a transaction agreement dated February 3, 2021. As a result of the Business Combination and the related transactions, BCAC changed its jurisdiction of incorporation from the Province of British Columbia to the State of Nevada, BCAC changed its name to “Vintage Wine Estates, Inc.” and Legacy VWE became our wholly-owned subsidiary.

For accounting purposes, and in accordance with generally accepted accounting principles, BCAC was treated as the acquired company and Legacy VWE was treated as the acquirer.

U.S. Wildfires

Significant wildfires in California, Oregon and Washington states, have recently engulfed the affected regions in smoke and flames. The long-term trend is that wildfires are increasing resulting from drought conditions. Drought conditions due to global climate change have increased the severity of destructive wildfires which have affected the U.S. grape harvest. When vineyards and grapes are exposed to smoke, it can result in an ashy, burnt, or smoky aroma, described as "smoke tainted”. Industry grape suppliers have also experienced smoke and fire damage from the wildfires. Damage to our grape harvest and vineyards caused from the wildfires has impacted our revenues, costs of revenues and winery overhead for the periods presented.

Acquisitions and Divestitures

The Sommelier Company

On June 22, 2021, we acquired the net assets of The Sommelier Company consisting of customer relationships, independent Sommelier relationships and brand trademarks, for total consideration of $12.0 million. Consideration transferred consisted of a cash payment of $8.0 million and contingent consideration up to $4.0 million, whereby the Company will pay the seller three annual earn-out payments over three years, determined as a percentage of EBITDA.

Kunde Acquisition

On April 19, 2021, we acquired 100% of the outstanding equity of Kunde Enterprise Inc. (“Kunde”) for total consideration, including amounts to acquire the combined 33.3% ownership held by two of the Company stockholders, of which one is an executive officer of the Company, of approximately $53.0 million, net of $5.9 million in pre-existing net liabilities due to Kunde. Kunde produces and sells premium Sonoma Valley varietal wines via the wholesale channel as well as internationally and locally through its tasting room, wine club, and internet site. In addition, Kunde provides wine storage, processing, and bottling services for other wineries. The operations of Kunde align with those of us, providing for expanded synergies and growth through the acquisition. See Note 3 to the consolidated financial statements.

The $53.0 million purchase consideration was comprised of approximately $21.5 million of cash, approximately $11.7 million of notes payable to the sellers, and the issuance of 906,345 shares (2,589,507 shares retroactively restated giving effect to the recapitalization transaction discussed in Note 1) of the Company’s Series A stock, with a value of $25.8 million, totaling $58.9 million less the release of pre-existing net liabilities between the Company and Kunde of $5.9 million. Two of the three notes payable issued to the sellers have a interest rate of Prime plus 1.00%, compounded quarterly, and mature on January 5, 2022, while the third note has a stated interest rate of 1.61%, compounded quarterly, and matures on December 31, 2021. To fund the cash portion of the purchase consideration, we utilized our line of credit and delay draw term loan. For a summary of the allocation of the purchase price to the fair value of the assets acquired, see Note 3 to the consolidated financial statements.

Owen Roe Winery

In September 2019, the Company acquired assets, including inventory, land, winery equipment and brand trademarks from Owen Roe Winery for total consideration of approximately $16.1 million. Consideration consisted of cash of approximately $15.1 million and contingent consideration of $1.0 million whereby we will pay the seller a fixed fee based on sales of the wine brands acquired for four years.

Divestiture of Certain Assets

Grounded Wine Project Divestiture

On October 31, 2020, we entered into a purchase and sale agreement with a former employee pursuant to which we sold our 51% interest in Grounded Wine Project, LLC (“GWP”), certain bulk wine and cased goods inventory related to GWP’s business, and certain other assets used in the operation of GWP’s business, including trademarks, customer lists, website content, domain names, marketing materials and certain assignable contracts, but excluding cash on hand and accounts receivable relating to the GWP business, for a purchase price of $1.0 million. In connection with the sale, we entered into an interim services agreement with the purchaser for a period ending on the earlier of six months from the closing date and purchaser’s receipt of necessary permits for the operation of GWP, whereby we would continue to operate GWP and store and maintain its wine assets and purchaser would provide certain services to us relating to the operation of GWP. The services agreement was extended to August 31, 2021. Management routinely evaluates the profitability of our brands and determined that GWP branded products were underperforming our expectations for the two years prior to June 30, 2020. GWP accounted for approximately 0.09% and 0.62% of our consolidated net revenues for fiscal years ended June 30, 2021 and 2020.

Sales Pro and Master Class Divestiture

On December 30, 2019, we entered into an asset purchase agreement with a current employee pursuant to which we agreed to sell the intellectual property and marketing materials of Sales Pro and Master Class in exchange for a royalty payment per case sold by the purchaser between January 1, 2020 and December 1, 2025. The effective date of the transfer of Sales Pro and Master Class was January 1, 2020. We acquired Sales Pro and Master Class as part of the acquisition of the assets of Cameron Hughes Wine. Sales Pro and Master Class is engaged in in-store wine tasting and promotion, which is not core to our business. Sales Pro and Master Class represented approximately 1.4% of our consolidated net revenues for fiscal 2020.

Potential Divestiture of Certain Real Estate Assets

In the first quarter of fiscal 2020, our board of directors authorized management to explore the divestiture of certain non-core real estate assets with a combined appraised value in excess of $70.0 million. These efforts continue as of June 30, 2021.

Key Measures to Assess the Performance of our Business

We consider a variety of financial and operating measures in assessing the performance of our business, formulating goals and objectives and making strategic decisions. The key GAAP measures we consider are net revenues; gross profit; selling, general and administrative expenses; and income from operations. The key non-GAAP measure we consider is Adjusted EBITDA. We also monitor our case volume sold and depletions from our distributors to retailers to help us forecast and identify trends affecting our growth.

Net Revenues

We generate revenue from our segments: Wholesale, B2B, DTC and Other. We recognize revenue from wine sales when obligations under the terms of a contract with our customer are satisfied. Generally, this occurs when the product is shipped, and title passes to the customer, and when control of the promised product or service is transferred to the customer. Our standard terms are free on board, or FOB, shipping point, with no customer acceptance provisions. Revenue is measured as the amount of consideration expected to be received in exchange for transferring products. We recognize revenue net of any taxes collected from customers, which are subsequently remitted to governmental authorities. We account for shipping and handling as activities to fulfill our promise to transfer the associated products. Accordingly, we record amounts billed for shipping and handling costs as a component of net sales and classify such costs as a component of costs of sales. Our products are generally not sold with a right of return unless the product is spoiled or damaged. Historically, returns have not been significant to us.

Gross Profit

Gross profit is equal to net revenues less cost of sales. Cost of sales includes the direct cost of manufacturing, including direct materials, labor and related overhead, as well as inbound and outbound freight and import duties.

Selling, General and Administrative Expenses

Selling, general and administrative expenses include expenses arising from activities in selling, marketing, warehousing, and administrative expenses. Other than variable compensation, selling, general and administrative expenses are generally not directly proportional to net revenues, but are expected to increase over time to support the needs of the Company.

Income from Operations

Income from operations is gross profit less selling, general and administrative expenses; acquisition and restructuring related expense or income and amortization of intangible assets. Income from operations excludes interest expense, income tax expense, and other expenses, net. We use income from operations as well as other indicators as a measure of the profitability of our business.

Case Volume

In addition to acquisitions, the primary drivers of net revenue growth in any period are attributable to changes in case volume and changes in product mix and sales price. Case volume represents the number of 9-liter equivalent cases of wine that we sell during a particular period. Case volume is an important indicator of what is driving gross margin. This metric also allows us to develop our supply and production targets for future periods.

	VWE 9L Equivalent Case Sales by Segment
	Year ended June 30,
(in thousands)	2021	2020
Wholesale	969	1,037
B2B	558	411
DTC	348	274
Total case volume	1,875	1,722

Case volume was up 9% for the fiscal year driven by volume increase in the B2B and DTC segments. B2B volumes grew 35.8% for the year due to expanded relationships in private label. DTC volume was up 27% driven by increased tasting room activity and special programming through a large e-commerce company. Wholesale volumes were down 6.6% due to the discontinuation of certain brands partially offset by the inclusion of Kunde in the fourth quarter.

Depletions

Within our three tier distribution structure, depletion measures the sale of our inventory from the distributor to the retailer. Depletions are an important indicator of customer satisfaction, which management uses for evaluating performance of our brands and for forecasting.

Non-GAAP Financial Measures

In addition to our results determined in accordance with GAAP, we use EBITDA, Adjusted EBITDA and Adjusted EBITDA Margin to supplement GAAP measures of performance to evaluate the effectiveness of our business strategies. These metrics are also frequently used by analysts, investors and other interested parties to evaluate companies in our industry, when considered alongside other GAAP measures.

Adjusted EBITDA is defined as earnings (loss) before interest, income taxes, depreciation and amortization, stock-based compensation expense, casualty losses or gains, impairment losses, changes in the fair value of derivatives, restructuring related income or expenses, acquisition and integration costs, and certain non-cash, non-recurring, or other items included in net income (loss) that we do not consider indicative of our ongoing operating performance, including COVID-related adjustments. COVID related adjustments relate to the delayed GAZE brand launch and nonrecurring costs of implementing safety protocols for production facilities, warehouse, tasting rooms and offices. Adjusted EBITDA Margin is defined as Adjusted EBITDA divided by net revenues.

(in thousands)	June 30, 2021	June 30, 2020
Net income (loss)	$10,088	$(9,700)
Interest expense	11,581	15,422
Income tax provision (benefit)	766	(9,957)
Depreciation and amortization	11,436	11,805
Amortization of label design fees	464	260
Gain on litigation proceeds, net of legal fees	(3,845)	-
Taint provision	-	4,859
Stock-based compensation expense	3,334	289
Inventory adjustment for wildfire impact - vineyard	3,302	-
Inventory adjustment for wildfire impact - winery overhead	9,000	-
PPP loan forgiveness	(6,604)	-
Net unrealized (gain) loss on interest rate swap agreements	(6,136)	12,945
(Gain) loss on disposition of assets	(2,336)	(1,052)
Deferred lease adjustment	352	501
Transaction expenses	4,339	-
Impairment of intangible assets	1,081	1,281
Remeasurement of contingent consideration liabilities	(329)	(1,035)
Post-acquisition accounts receivable write-down	109	434
COVID impact	1,563	200
Inventory acquisition basis adjustment	401	1,271
Adjusted EBITDA	$38,566	$27,523
Revenue	220,742	189,919
Adjusted EBITDA Margin	17.5%	14.5%

Adjusted EBITDA and Adjusted EBITDA Margin are not recognized measures of financial performance under GAAP. We believe these non-GAAP measures provide analysts, investors and other interested parties with additional insight into the underlying trends of our business and assists these parties in analyzing our performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance, which allows for a better comparison against historical results and expectations for future performance.

Management uses these non-GAAP measures to understand and compare operating results across reporting periods for various purposes including internal budgeting and forecasting, short and long-term operating planning, employee incentive compensation, and debt compliance. These non-GAAP measures are not intended to replace the presentation of our financial results in accordance with GAAP. Use of the terms Adjusted EBITDA and Adjusted EBITDA Margin are not calculated in the same manner by all companies, and accordingly, are not necessarily comparable to similarly titled measures of other companies and may not be an appropriate measure for performance relative to other companies. Adjusted EBITDA should not be construed as indicators of our operating performance in isolation from, or as a substitute for, net income (loss), which is prepared in accordance with GAAP. We have presented Adjusted EBITDA and Adjusted EBITDA Margin solely as supplemental disclosure because we believe it allows for a more complete analysis of our results of operations. In the future, we may incur expenses such as those added back to calculate Adjusted EBITDA. Our presentation of Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by these items.

Trends and Other Factors Affecting Our Business

Various trends and other factors affect or have affected our operating results, including:

COVID-19

The outbreak of COVID-19, which the World Health Organization declared a pandemic in March 2020, has spread across the globe and the U.S and has disrupted the global economy and most industries, including the wine industry. In an effort to contain and slow the spread of COVID-19, governments implemented various measures, such as ordering non-essential businesses to close, issuing travel advisories and restrictions, canceling large public events, ordering shelter-in-place and requiring the public to practice social distancing. While many of these measures have been lifted or eased, some are continuing and others are being reimplemented as COVID-19 continues to spread.

Although we have not experienced significant business disruptions to date from the COVID-19 pandemic, we experienced a year over year decline in visitors to our 14 tasting rooms during fiscal year ended June 30, 2021 primarily due to continued COVID-19 measures. However, the decrease in the business we derive from our tasting rooms was offset by an increased amount of e-commerce and DTC wine sales. We sold approximately 1,875 cases for the year ended June 30, 2021 compared to 1,722 cases for the year ended June 30, 2020. We expect that, following acceptance of COVID-19 vaccines and lifting of travel restrictions, tasting room volumes will, over time, increase from the current lows.

In response to governmental directives and recommended safety measures, we modified our workplace practices. While we have implemented personal safety measures at all of our facilities where our employees are working onsite, any actions that we take may not be sufficient to mitigate the risk of infection and could result in a significant number of COVID-19 related claims. Changes to state workers’ compensation laws, as have recently occurred in California, could increase our potential liability for such claims. To support employees and protect the health and safety of employees and customers, we provided temporary pay increases to certain employees and purchased additional sanitation supplies and personal protective materials. These measures will increase operating costs and adversely affect liquidity.

In the longer-term, the COVID-19 pandemic is likely to adversely affect the economies and financial markets, and could result in an economic downturn and a recession. It is uncertain how this would affect demand for our products. While we continue to see robust demand in our industry, and have seen little impact to our business from the COVID-19 pandemic, we are unable to predict the full impact the COVID-19 pandemic will have on our future results of operations, liquidity and financial condition due to numerous uncertainties, including the duration of the pandemic, the actions that may be taken by government authorities across the U.S., the impact to our customers, employees and suppliers, and other factors described in the section titled “Risk Factors” in this Annual Report on Form 10-K. These factors are beyond our knowledge and control and, as a result, at this time, we are unable to predict the ultimate impact, both in terms of severity and duration, that the COVID-19 pandemic will have on our business, operating results, cash flows and financial condition.

Seasonality

There is a degree of seasonality in the growing cycles, procurement and transportation of grapes. The wine industry in general tends to experience seasonal fluctuations in revenues and net income. Typically, we have lower sales and net income during our third fiscal quarter (January through March) and higher sales and net income during or second fiscal quarter (October through December) due to usual timing of seasonal holiday buying, as well as wine club shipments. We expect these trends to continue.

Weather Conditions

Our ability to fulfill the demand for wine is restricted by the availability of grapes. Climate change, agricultural and other factors, such as wildfires, disease, pests, extreme weather conditions, water scarcity, biodiversity loss and competing land use, impact the quality and quantity of grapes available to us for the production of wine from year to year. Our vineyards and properties, as well as other sources from which we purchase grapes, are affected by these factors. For example, the effects of abnormally high rainfall or drought in a given year may impact production of grapes, which can impact both our revenues and costs from year to year.

In addition, extreme weather events, such as wildfires can result in potentially significant expenses to repair or replace a vineyard or facility as well as impact the ability of grape suppliers to fulfill their obligations to us.

Industry and Economic Conditions

The wine industry is recession resistant, with sustained growth over the past 25 years despite downturns in economic conditions from time to time. Consumers are increasingly purchasing higher priced wines and other alcoholic beverages, which has accelerated throughout the COVID-19 pandemic. Consumption increases are largely in the $10.00 or more retail price per bottle premium and luxury wine categories. Over the past ten years, the premium segment ($10 to $20 retail sales price) has grown on average by 6.6% annually. We benefit from this trend by focusing on the premium wine segment. Approximately 80% of our wine sales are in the $10.00 to $20.00 per bottle range.

Casualty Gains

We suffered smoke-tainted inventory damage resulting from the October 2017 Napa and Sonoma County wildfires. We filed an insurance claim for this damage, which was settled in December 2020 for approximately $3.8 million, net of legal costs. The gain of litigation proceeds consists of payments we received from our insurer .

Results of Operations

Comparison of the years ended June 30, 2021 and 2020

The following table summarizes our operating results for the periods presented:

	Year Ended June 30,		Dollar	Percent
(in thousands, except shares and per share data)	2021	2020	Change	Change
Net revenues
Wine and spirits	$177,331	$155,741	$21,590	14%
Nonwine	43,411	34,178	9,233	27%
	220,742	189,919	30,823	16%
Cost of revenues
Wine and spirits	119,350	98,236	21,114	21%
Nonwine	26,041	20,051	5,990	30%
	145,391	118,287	27,104	23%
Gross profit	75,351	71,632	3,719	5%
Selling, general, and administrative expenses	72,505	64,699	7,806	12%
Impairment of intangible assets	1,081	1,282	(201)	-16%
Gain on sale of property, plant, and equipment	(2,336)	(1,052)	(1,284)	122%
Gain on litigation proceeds	(4,750)	-	(4,750)	*
Gain on remeasurement of contingent consideration liabilities	(329)	(1,035)	706	68%
Income from operations	9,180	7,738	1,442	19%
Other income (expense)
Interest expense	(11,581)	(15,422)	(3,841)	-25%
Net unrealized gain (loss) on interest rate swap agreements	6,136	(12,945)	19,081	147%
Gain on Paycheck Protection Program loan forgiveness	6,604	-	6,604	*
Other, net	515	972	(457)	-47%
Total other income (expense), net	1,674	(27,395)	29,069	106%
Income (loss) before provision for income taxes	10,854	(19,657)	30,511	155%
Income tax provision	(766)	9,957	(10,723)	-108%
Net income (loss)	10,088	(9,700)	19,788	204%
Net income attributable to the noncontrolling interests	(218)	(41)	(177)	432%
Net income (loss) attributable to Vintage Wine Estates, Inc.	9,870	(9,741)	19,611	201%
Accretion on redeemable Series B stock	5,785	4,978	807	16%
Net income allocable to common stockholders	$4,085	$(14,719)	$18,804	128%

Net earnings (loss) per share allocable to common stockholders
Basic	$0.14	$(0.67)
Diluted	$0.14	$(0.67)
Weighted average shares used in the calculation of earnings (loss) per share allocable to common stockholders
Basic	24,696,828	21,920,583
Diluted	25,179,502	21,920,583

*Not meaningful

Net Revenues

Net revenues for the year ended June 30, 2021 increased $30.8 million, or 16.2%, to $220.7 million, from $189.9 million for the year ended June 30, 2020. The increase was driven by an increase in B2B net revenues of approximately $23.4 million, coupled with an increase in DTC net revenues of approximately $11.0 million, partially offset by a decrease in Wholesale net revenues of approximately $2.5 million and a decrease in Other net revenues of approximately $1.0 million. Nearly all of the increase in B2B net revenues for fiscal 2021 as compared to fiscal 2020 resulted from organic growth with less than 1% coming from acquisitions.

Gross Profit

Gross profit for the year ended June 30, 2021 increased $3.7 million, or 5.2%, to $75.4 million, from $71.6 million for the year ended June 30, 2020. The increase in gross profit was driven by the increased volume in the B2B and DTC segments partially offset by wholesale volume and mix and by an atypical year end inventory adjustments of approximately $9.0 million (11.9% impact on margin), primarily related to the impact of wildfires on the

2020 harvest. In addition, the shift in mix to greater B2B volume, which is the lowest gross margin business, combined with a shift of channels within the DTC segment had an approximate 5.5% reduction of margin.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses for the year ended June 30, 2021 increased $7.8 million, or 12.1%, to $72.5 million, from $64.7 million for the year ended June 30, 2020. The increase in selling, general and administrative expenses was driven primarily by costs related to going public, increased costs of insurance, freight, shipping and labor.

Income from Operations

Income from operations for the year ended June 30, 2021 increased $1.4 million, or 18.6%, to $9.2 million from $7.7 million for the year ended June 30, 2020. The increase was driven by growth in B2B and DTC segments, gain on litigation proceeds related to the smoke taint lawsuit, and gain on sale of assets partially offset by lower wholesale revenue, inventory adjustments and impairment of intangible assets.

Other Income (Expense)

Total other income (expense) was $1.7 million income for the year ended June 30, 2021 compared to $(27.4) million expense for the year ended June 30, 2020, a net increase year over year of $29.1 million or 106.1%. The change was due primarily to a change from an unrealized loss on interest rate swap agreements to an unrealized gain accounting for $19.1 million of the change. In addition, $6.6 million related to the forgiveness of the Paycheck Protection Program (“PPP”) loan of $6.6M, and a $3.8 million decrease in interest expense due to amendments to the debt and lower interest rates.

Income Tax Provision

Income tax expense was $(766) thousand for the year ended June 30, 2021 compared to income tax benefit of $10.0 million for the year ended June 30, 2020. The income tax expense in fiscal 2021 was primarily due to an increase in annual net income and costs related to the transaction, partially offset by the PPP Loan forgiveness, stock based compensation and research and development tax credits. The income tax benefit for the year ended June 30, 2020 was primarily due to a net loss in fiscal 2020, the release of valuation allowance, a research and development tax credit and other adjustments.

Segment Results

Our financial performance is classified into the following segments: Wholesale, B2B, DTC and Other. Our corporate operations, including centralized selling, general and administrative expenses and other factors, such as the remeasurements of contingent consideration and impairment of intangible assets and goodwill are not allocated to the segments, as management does not believe such items directly reflect our core operations. Other than our long-term property, plant and equipment for wine tasting facilities, and the customer list and trademark intangible assets specific to the Sommelier acquisition, our revenue generating assets are utilized across segments. Accordingly, the foregoing items are not allocated to the segments and are not discussed separately as any results that had a significant impact on operating results are included in the consolidated results discussion above.

We evaluate the performance of our segments on income from operations, which management believes is indicative of operational performance and ongoing profitability. Management monitors income from operations to evaluate past performance and identify actions required to improve profitability. Income from operations assists management in comparing the segment performance on a consistent basis for purposes of business decision-making by removing the impact of certain items that management believes do not directly reflect the core operations and, therefore, are not included in measuring segment performance. We define income from operations as gross margin less operating expenses that are directly attributable to the segment. Selling expenses that can be directly attributable to the segment are allocated accordingly.

Segment Results for the Years Ended June 30, 2021 and 2020

Wholesale Segment Results

(in thousands, except %)	Year Ended June 30,		Dollar	Percent
Wholesale Segment Results	2021	2020	Change	Change
Net revenues	$72,908	$75,435	$(2,527)	-3.3%
Income from operations	$15,044	$14,777	$267	1.8%

Wholesale net revenues for the year ended June 30, 2021 decreased by approximately $2.5 million, or 3.3%, from the year ended June 30, 2020. The decrease was attributable to a decrease in case volumes due to the normalized case volumes in the 2021 period as compared to the 2020 period when retailers increased case volume related to COVID as well as the impact of the discontinuation of two brands and partially offset by favorable mix.

Wholesale income from operations for the year ended June 30, 2021 increased by approximately $267 thousand, or 1.8%, from the year ended June 30, 2020. The increase was attributable to improved mix, partially offset by a decreased case volumes.

B2B Segment Results

(in thousands, except %)	Year Ended June 30,		Dollar	Percent
B2B Segment Results	2021	2020	Change	Change
Net revenues	$77,440	$54,056	$23,384	43.3%
Income from operations	$17,944	$14,783	$3,161	21.4%

B2B net revenues for the year ended June 30, 2021 increased by approximately $23.4 million, or 43.3% from the year ended June 30, 2020. The increase was attributable to increased custom production as well as increased case volumes, reflecting the Company's continued strong relationships with private label and custom production customers.

B2B income from operations for the year ended June 30, 2021 increased by $3.2 million, or 21.4%, from the year ended June 30, 2020. The increase was attributable to the increased custom production activity coupled with increased case volumes delivering a low mix.

DTC Segment Results

(in thousands, except %)	Year Ended June 30,		Dollar	Percent
DTC Segment Results	2021	2020	Change	Change
Net revenues	$66,605	$55,639	$10,966	19.7%
Income from operations	$11,437	$7,149	$4,288	60.0%

DTC net revenues of $66.6 million for the year ended June 30, 2021 increased by approximately $11.0 million, or 19.7%, from the year ended June 30, 2020. The increase was primarily attributable to the an increase in case volume from tasting rooms and e-commerce. The overall mix affected by a shift to special programming through a large e-commerce company.

DTC income from operations for the year ended June 30, 2021 increased by approximately $4.3 million, or 60.0%, from the year ended June 30, 2020. The increase was due to improved traffic in tasting rooms compared to the prior year and wine clubs resulting in positive mix and continued strong growth in e-commerce.

Other Segment Results

(in thousands, except %)	Year Ended June 30,		Dollar	Percent
Other Segment Results	2021	2020	Change	Change
Net revenues	$3,789	$4,789	$(1,000)	-20.9%
Income from operations	$(35,245)	$(28,971)	$(6,274)	21.7%

Other net revenues for the year ended June 30, 2021 decreased by approximately $1.0 million, or 20.9%, from the year ended June 30, 2020. The decrease was primarily attributable to fewer bulk wine sales in the year compared to the year prior.

Other losses from operations for the year ended June 30, 2021 increased by $6.3 million, or 21.7%, from the year ended June 30, 2020. The increase in losses were due to the go public transaction costs, increased costs of warehousing freight, insurance and labor partially offset by the proceeds from the smoke taint litigation and the gain on sale of assets.

Liquidity and Capital Resources

Our ongoing operations have, to date, been funded by a combination of cash flow from operations, the Business Combination with BCAC, borrowings under our credit facility and other debt financing. As of June 30, 2021, we had cash and cash equivalents on hand of approximately $118.9 million and approximately $125.0 million in borrowing capacity available under our credit facility. We had approximately $293.9 million in total debt as of June 30, 2021.

Our principal uses of cash have been to provide working capital, meet debt service requirements, fund capital expenditures and finance strategic plans, including acquisitions. We continuously reinvest in our properties and production assets and are currently working on several capital projects. Our capital expenditures are expected to be approximately $5 million to $9 million over the next twelve months, $5.6 million of which will be used to complete the construction of additional warehouse and storage space at our Ray’s Station facility located in Hopland, California.

We believe our existing cash and cash equivalents, cash flow from operations, and availability under our credit facility will provide sufficient liquidity to fund our current obligations, projected working capital requirements, debt service requirements and capital spending requirements. We may also seek to finance capital expenditures under capital leases or other debt arrangements that provide liquidity or favorable borrowing terms. COVID-19 has negatively impacted the global economy and financial markets which could interfere with our ability to access sources of liquidity at favorable rates and generate operating cash flows. We took advantage of the Paycheck Protection Program (the “PPP”) established as part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”).

We continue to consider acquisition opportunities, but the size and timing of any future acquisitions and the related potential capital requirements cannot be predicted. While we have in the past financed certain acquisitions with internally generated cash, term loans and our credit facility, in the event that suitable businesses are available for acquisition upon acceptable terms, we may obtain all or a portion of the necessary financing through the incurrence of additional long-term borrowings.

Our future capital requirements will depend on many factors, including funding needs to support our business growth and to respond to business opportunities, challenges or unforeseen circumstances. If our forecasts prove inaccurate, we may be required to seek additional equity or debt financing from outside sources, which we may not be able to raise on terms acceptable to us, or at all. If we are unable to raise additional capital when desired, our business, financial condition and results of operations would be adversely affected.

Indebtedness

Credit Facility

During our fiscal year ended June 30, 2020, we entered into a $350 million credit facility consisting of (i) a $100.0 million term loan; (ii) a $50.0 million capital expenditure facility; and (iii) a $200.0 million revolving credit facility. On April 13, 2021, we entered into an amended and restated loan and security agreement to increase the credit facility from an aggregate of $350.0 million to $480.0 million, consisting of an accounts receivable and inventory revolving facility up to $230.0 million, a term loan in a principal amount of up to $100.0 million, a capital expenditures facility in an aggregate principal of up to $50.0 million, and a new delay draw term loan facility in an aggregate principal amount of up to $100.0 million. All other terms of the original agreement generally remain the same. Concurrent with the amendment, we executed approximately a $29.3 million delayed draw term loan. Proceeds from the new loan were used to pay down $10.8 million and $12.0 million of the existing term loan and outstanding line of credit, respectively, deposit cash of $4.8 million into a restricted cash collateral account, and pay bank fees and third party expenses associated with the amendment.

The credit facility can be used to fund acquisitions, real estate purchases, capital equipment purchases and for other general corporate purposes. The credit facility is collateralized by our eligible inventory and accounts receivable and matures as follows:

(in thousands)
Description	Maximum funding	Maturity
Term loan	$100,000	July 18, 2026
Revolving credit facility	$230,000	July 18, 2024
Delay draw term loan	$100,000	July 18, 2024
Capital expenditure facility	$50,000	July 18, 2026

Repayments of the term loan and the capital expenditure facility are calculated based on whether the purpose of the original loan or draw was for real estate or capital equipment purchases or draw and are subject to periodic third-party valuations. For real estate purchases, quarterly repayments are equal to 1% of the original principal balance at closing. For capital equipment purchases, quarterly repayments are equal to 1/28th of the original balance. Any unpaid principal is due upon the termination of these loans at maturity. Repayment of the revolving credit facility is required if the borrowing base (as defined in the credit facility) does not support the amount of borrowing on the facility. Borrowings under the credit facility bear interest at a rate per annum equal to, at our option, either (a) a LIBOR rate determined by reference to the LIBOR rate for dollar deposits with a term equivalent to the interest period relevant to such borrowing as administered by the ICE Benchmark Administration, plus an applicable margin or (b) an adjusted base rate, or ABR, determined by reference to the highest of (i) 0.50% above the federal funds effective rate, (ii) the rate of interest established by the administrative agent as its “prime rate” and (iii) 1.0% above the LIBOR rate for dollar deposits with a one-month term commencing that day, plus an applicable margin. See Note 8 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for a discussion of our interest rate swap transactions.

In addition, we pay certain recurring fees with respect to the credit facility, including (i) a fee for the unused commitments of the lenders under the revolving credit facility and the capital expenditure facility as of the end of each month, accruing at a rate equal to 0.125% per annum, which may be reduced to 0.0% if the average availability under the revolving credit facility is less than 50%, (ii) letter of credit fees, including a fronting fee and processing fees to each issuing bank, which vary depending on the applicable margin rate based on the average availability under the revolving credit facility and (iii) administration fees. Amortization expense related to debt issuance fees was approximately $0.1 million and $0.2 million for the years ended June 30, 2021 and 2020, respectively.

The credit facility contains various covenants and restrictions that may, in certain circumstances and subject to carve-outs and exceptions, limit our ability to, among other things:

•
create liens;
•
make loans to third parties;
•
incur additional indebtedness;

•
make capital expenditures in excess of agreed upon amounts;
•
merge or consolidate with another entity;
•
dispose of our assets;
•
make dividends or distributions to our shareholders;
•
change the nature of our business;
•
amend our organizational documents;
•
make accounting changes; and
•
conduct transactions with affiliates.

We are required to maintain compliance with a minimum fixed charge coverage ratio covenant of not less than 1.10:1.00.

We may prepay, in full or in part, borrowings under the credit facility without premium or penalty, subject to notice requirements, minimum prepayment amounts and increment limitations, provided that prepayments on all LIBOR loans will be subject to customary “breakage” costs.

Convertible Notes

Woodbridge Notes

On January 2, 2018, we issued a secured convertible promissory note in favor of Jayson Woodbridge in the original principal amount of $19.0 million. Interest on the outstanding principal amount accrues at the prime rate, as published in the Wall Street Journal on the issuance date, subject to adjustment every six months. The principal amount of the convertible promissory note was due and payable in four equal annual installments commencing on January 2, 2019. The outstanding principal amount of the note could be repaid at any time without premium or penalty. The holder of the note could, at its option, convert all or part of any regularly scheduled principal payment into shares of Series A stock. In addition, the holder had conversion rights upon a liquidity event. As of June 30, 2021, Jayson Woodbridge converted the remaining outstanding principal of the secured convertible promissory note of $4.8 million resulting in us having no further liability or obligations under this convertible promissory note.

Rudd Trust Notes

On January 2, 2018, we entered into a convertible promissory note, which was subsequently amended, in favor of the Rudd Trust in the original principal amount of $9.0 million, which was issued pursuant to a credit agreement of the same date. Interest on the outstanding principal amount accrued at the prime rate in effect on the issuance date plus 4%, subject to adjustment on the first day of each calendar quarter. The note matured on May 31, 2021. In May 2021, we repaid $9.0 million aggregate principal, at which time we had no further liability or obligations under this convertible promissory note.

Patrick Roney Note

On January 2, 2018, we entered into a convertible promissory note, which was subsequently amended, in favor of Patrick Roney in the original principal amount of $1.0 million issued pursuant to a credit agreement of the same date. Interest on the outstanding principal amount accrued at the prime rate in effect on the issuance date plus 4%, subject to adjustment on the first day of each calendar quarter. The note matured on May 31, 2021. We repaid $1.0 million aggregate principal, at which time we had no further liability or obligations under this convertible promissory note.

Paycheck Protection Program

Our Paycheck Protection Program loan (the “PPP Loan”), under Division A, Title I of the Coronavirus Aid, Relief and Economic Security (“CARES”) Act on April 14, 2020, of approximately $6.5 million required monthly amortized principal and interest payments to begin six months after the date of disbursement. In October 2020, the deferral period associated with the monthly payments was extended from six to ten months. While the PPP Loan currently had a two-year maturity, the amended law permitted the borrower to request a five-year maturity from its lender.

Under the terms of the CARES Act, as amended by the Paycheck Protection Program Flexibility Act of 2020, we were eligible to apply for and receive forgiveness for all or a portion of the PPP Loan. Such forgiveness is determined, subject to limitations, based on the use of loan proceeds for certain permissible purposes as set forth in the PPP, including, but not limited to, payroll costs (as defined under the PPP) and mortgage interest, rent or utility costs (collectively, “Qualifying Expenses”), and on the maintenance of employee and compensation levels during the twenty-four week period following the funding of the PPP Loan.

On June 25, 2021, the Company received notification from the Small Business Association that the Company’s Forgiveness Application of the PPP Loan and accrued interest, totaling approximately $6.6 million, was approved in full, and the Company had no further obligations related to the PPP Loan. Accordingly, the Company recorded a gain on the forgiveness of the PPP Loan.

Cash Flows

Information about our cash flows, by category, is presented in our consolidated statements of cash flows and is summarized below:

	Year Ended June 30,
(in thousands)	2021	2020
Operating activities	$8,991	$(23,045)
Investing activities	$(60,288)	$1,289
Financing activities	$173,225	$20,730

Cash Flows provided by (used in) Operating Activities

Net cash provided by operating activities was $9.0 million for the year ended June 30, 2021 compared to net cash used in operating activities of $23.0 million for the year ended June 30, 2020, representing an increase of net cash of $32.0 million. The increase in net cash provided was primarily attributable to the increase in net income of $19.8 million, net changes in certain non-cash adjustments of $0.9 million to reconcile net income to operating cash flow and net changes in other operating assets and liabilities as detailed on the consolidated statement of cashflows.

Cash Flows provided by (used in) Investing Activities

Net cash used in investing activities was $60.3 million for the year ended June 30, 2021, compared to net cash provided by investing activities of $1.3 million for the year ended June 30, 2020, representing an increase of net cash used of $61.6 million. Cash flows from investing activities are utilized primarily to fund acquisitions, capital expenditures for improvements to existing assets and other corporate assets. The increase in net cash used was primarily attributable to the purchase of plant, property and equipment of $38.0 million and $23.6 to acquire businesses.

Cash Flows provided by (used in) Financing Activities

Net cash provided by financing activities was $173.2 million for the year ended June 30, 2021 compared to net cash provided of $20.7 million for the year ended June 30, 2020, representing an increase of net cash provided of $152.5 million. The increase in net cash provided consisted primarily of $250.1 million of cash provided by the merger and PIPE financing, net of transactions costs, offset by cashed used of $27.5 million for payments, net of proceeds on our line of credit and long-term debt and cash used of $32.0 million to purchase Series B redeemable stock (See Note 2).

Critical Accounting Policies and Estimates

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of our consolidated financial statements and related disclosures requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and the disclosure of contingent assets and liabilities in our consolidated financial statements. We base our estimates on historical experience, known trends and events, and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions or conditions. We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

While our significant accounting policies are described in more detail in Note 1 to our audited consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K, we believe that the following accounting policies are those most critical to the judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition

We recognize revenue from the sale of wine, including private label wines, to wholesale distributors and to consumers. We also recognize revenue from custom winemaking and production services, grape and bulk sales, private events held at its winery estates and storage services, as well as the sale of other merchandise and services.

We recognize revenue when control of promised goods or services is transferred to a customer in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To determine revenue recognition for its arrangements, we perform the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. We recognize revenue when obligations under the terms of a contract with our customer are satisfied. Generally, this occurs when the product is shipped, and title passes to the customer, and when control of the promised product or service is transferred to the customer. Our standard terms are free on board (“FOB”) shipping point, with no customer acceptance provisions. Revenue is measured as the amount of consideration expected to be received in exchange for transferring products. Revenue is recognized net of any taxes collected from customers, which are subsequently remitted to governmental authorities. We account for shipping and handling as activities to fulfill our promise to transfer the associated products. Accordingly, we record amounts billed for shipping and handling costs as a component of net sales and classify such costs as a component of costs of sales. Our products are generally not sold with a right of return unless the product is spoiled or damaged. Historically, returns have not been significant to us.

Revenue is generated from one of our three reporting segments as described below:

Wholesale: Wholesale operations generate revenue from product sold to distributors, which then sell the product to off-premise retail locations such as grocery stores, wine clubs, specialty and multi-national retail chains, as well as on-premise locations such as restaurants and bars. We transfer control and recognize revenue for these orders upon shipment of the wine out of our own or third-party warehouse facilities. We pay depletion and marketing allowances to certain distributors, based on sales to our customers, or the allowance is netted against the purchase price.

Direct to Consumer: We sell our wine and other merchandise directly to consumers through wine club memberships, at wineries’ tasting rooms and through the internet. Wine club membership sales are made under contracts with customers, which specify the quantity and timing of future wine shipments. Customer credit cards are charged in advance of wine shipments in accordance with each contract. We recognize revenue for these contracts at the time that control of the wine passes to the customer, which is generally at the time of shipment. Tasting room and internet wine sales are paid for at the time of sale. We transfer control and recognize revenue for this wine when the product is either received by the customer (on-site tasting room sales) or upon the shipment to the customer (internet sales). Sales taxes are calculated based upon the customer’s location and are collected at the time of the sale and recorded in a sales tax liability account. Sales reporting requirements to the states are performed as required by the state and sales taxes are remitted to the government agencies when due.

Our winery estates hold various public and private events for customers and our wine club members. Upfront consideration received from the sale of tickets or under private event contracts for future events is recorded as deferred revenue. We recognize event revenue on the date the event is held.

Business-to-Business: This segment generates revenue primarily from the sale of private label wines and custom winemaking services. Annually, we work with our national retail partners to develop private label wines incremental to our wholesale channel businesses. Additionally, we provide custom winemaking and production services. These services are made under contracts with customers, which include specific protocols, pricing, and payment terms. The customer retains title and control of the wine during the production process. We recognize revenue over time as the contract specific performance obligations are met. Additionally, we provide storage services for wine inventory of various customers. The customer retains title and control of the inventory during the storage agreement. We recognize revenue over time for storage services, and when the contract specific performance obligations are met.

Other: Our Other segment includes revenue from grape and bulk sales, storage services, and for the year ended June 30, 2020 revenue under the Sales Pro LLC (“SalesPro”) and Master Class Marketing, LLC (“Master Class”) business line sold in 2019. We transfer control and recognize revenue for grape sales when product specification has been met and title to the grapes has transferred, which is generally on the date the grapes are harvested, weighed and shipped. We transfer control and recognizes revenue for wine and spirits bulk contracts upon shipment. SalesPro and Master Class revenue represents fees earned from off-premise tastings for third-party customers. These customers include other wine and beer brand owners and producers.

Income Taxes

Deferred income taxes are determined using the asset and liability method. Under this method, deferred income tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is recorded when the expected recognition of a deferred income tax asset is considered to be unlikely.

We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the tax authorities, based on the technical merits of the position. The tax benefit is measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. We recognize interest and penalties related to income tax matters as a component of income tax expense.

Inventories

Inventories of bulk and bottled wines and spirits and inventories of non-wine products and bottling and packaging supplies are valued at the lower of cost using the FIFO method or net realizable value. Costs associated with winemaking, and other costs associated with the manufacturing of products for resale, are recorded as inventory. Net realizable value is the value of an asset that can be realized upon the sale of the asset, less a reasonable estimate of the costs associated with either the eventual sale or the disposal of the asset in question. Inventories are classified as current assets in accordance with recognized industry practice, although most wines and spirits are aged for periods longer than one year.

Goodwill and Intangible Assets

Goodwill represents the excess of consideration transferred over the estimated fair value of assets acquired and liabilities assumed in a business combination. We have three reporting units under which goodwill has been allocated. We conduct a goodwill impairment analysis annually for impairment, as of the end of the respective fiscal year, or sooner if events or circumstances indicate the carrying amount of the asset may not be recoverable.

Our intangible assets represent purchased intangible assets consisting of both indefinite and finite lived assets. Certain criteria are used in determining whether intangible assets acquired in a business combination must be recognized and reported separately. Our indefinite lived intangible assets, representing trademarks and winery use permits, are initially recognized at fair value and subsequently stated at adjusted costs, net of any recognized impairments. The indefinite lived assets are not subject to amortization. Our finite-lived intangible assets, comprised of customer relationships and Sommelier relationships, are amortized using a method that reflects the pattern in which the economic benefits of the intangible assets are consumed or otherwise used. If that pattern cannot be reliably determined, the intangible assets are amortized using the straight-line method over their estimated useful lives and are tested for impairment along with other long-lived assets. Amortization related to the finite-lived assets is included in selling, general and administrative expenses. Intangible assets are reviewed annually for impairment, as of the end of the reporting period, or sooner if events or circumstances indicate the carrying amount of the asset may not be recoverable.

Stock-Based Compensation, Stock Option and Series A Stock Valuation

Stock-based compensation is reported at calculated fair value based on the grant date of the share-based payment. The Black-Scholes option-pricing model is used to estimate the calculated fair value of each option grant on the date of grant. We amortize the calculated value to stock-based compensation expense using the straight-line method over the vesting period of the option.

As there has been no public market for the stock options we have granted, the grant date fair value of such awards has been determined by our board of directors with the assistance of management and an independent third-party valuation specialist. We believe our board of directors has the relevant experience and expertise to determine the fair value of our stock options. The grant date fair value of stock options was determined first by estimating our aggregate equity value using a weighting of discounted cash flows, comparable public companies, and comparable-transactions valuation methodologies. An option-pricing method, which utilizes certain assumptions including volatility, time to liquidation, a risk-free interest rate, and an assumption for a discount for lack of marketability, was then used to allocate the total equity value to our different classes of equity according to the rights and preferences. A discount for lack of marketability was applied to determine the stock option equity values. In determining the fair value of the stock options, the methodologies used to estimate its enterprise value were performed using methodologies, approaches, and assumptions consistent with the American Institute of Certified Public Accountants Accounting and Valuation Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation (“AICPA Accounting and Valuation Guide”). The assumptions we used in the valuation model were based on future expectations combined with management’s judgment. In the absence of a public trading market, the board of directors, with input from management, exercised significant judgment and considered numerous objective and subjective factors to determine the fair value of the stock options as of the date of each award, including the following factors:

•
independent valuations performed at periodic intervals by an independent third-party valuation firm;
•
operating and financial performance, forecasts and capital resources;
•
current business conditions;
•
the hiring of key personnel;
•
the status of research and development efforts;
•
any adjustment necessary to recognize a lack of marketability for the stock options;
•
trends and developments in the industry;
•
the market performance of comparable publicly traded technology companies; and
•
the U.S. and global economic and capital market conditions.

The dates of our valuation reports, which were prepared on a periodic basis, were not contemporaneous with the grant dates of our option awards. Therefore, we considered the amount of time between the valuation report date and the grant date to determine whether to use the latest valuation report for the purposes of determining the fair value of the options for financial reporting purposes. The additional factors considered when determining any changes in fair value between the most recent valuation report and the grant dates included, when available, the prices paid in recent transactions involving our Series A stock, as well as our operating and financial performance, current industry conditions and the market performance of comparable publicly traded companies. There were significant judgments and estimates inherent in these valuations, which included assumptions regarding our future operating performance and the determinations of the appropriate valuation methods to be applied. If we had made different estimates or assumptions, our stock-based compensation expense, net income (loss) per unit attributable to our series A stockholders could have been significantly different from those reported in this Annual Report on Form 10-K.

In valuing the series A stock, we determined the equity value of our business by taking a weighted combination of the value indications using the income approach and the market comparable approach valuation methods.

Income Approach

The income approach estimates value based on the expectation of future cash flows a company will generate, such as cash earnings, cost savings, tax deductions and the proceeds from disposition. These future cash flows are discounted to their present values using a discount rate derived from an analysis of the cost of capital of comparable publicly traded companies in its industry or similar lines of business as of each valuation date. This weighted-average cost of capital discount rate, or WACC, is adjusted to reflect the risks inherent in the business. The WACC used for these valuations was determined to be reasonable and appropriate given our debt and equity capitalization structure at the time of each respective valuation. The income approach also assesses the residual value beyond the forecast period and is determined by taking the projected residual cash flow for the final year of the projection and applying a terminal exit multiple. This amount is then discounted by the WACC less the long-term growth rate.

Market Comparable Approach

The market comparable approach estimates value based on a comparison of the subject company to comparable public companies in a similar line of business. From the comparable companies, a representative market multiple is determined which is applied to its financial metrics to estimate the value of its parent or its subsidiary.

To determine our peer group of companies, we considered winery and consumer product public companies and selected those most similar to us based on various factors, including, but not limited to, financial risk, company size, geographic diversification, profitability, growth characteristics and stage of life cycle.

In some cases, we considered the amount of time between the valuation date and the award grant date to determine whether to use the latest valuation determined pursuant to one of the methods described above or to use a valuation calculated by management between the two valuation dates.

Once we determined an equity value, we utilized the Black-Scholes Option Pricing Model (“BSOPM”) to allocate the equity value to our options. BSOPM values its options by creating call options on the respective equity value, with exercise prices based on the liquidation preferences, participation rights and strike prices. This method is generally preferred when future outcomes are difficult to predict and dissolution or liquidation is not imminent.

Emerging Growth Company Election

We are an “emerging growth company” as defined in Section 2(a) of the Securities Act, and have elected to take advantage of the benefits of the extended transition period for new or revised financial accounting standards. We expect to continue to take advantage of the benefits of the extended transition period, although we may decide to early adopt such new or revised accounting standards to the extent permitted by such standards. We expect to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and non-public companies until the earlier of the date we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. This may make it difficult or impossible to compare our financial results with the financial results of another public company that is either not an emerging growth company or is an emerging growth company that has chosen not to take advantage of the extended transition period exemptions because of the potential differences in accounting standards used.

In addition, we intend to rely on the other exemptions and reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act and compliance with applicable laws, if, as an emerging growth company, we rely on such exemptions, we are not required to, among other things: (a) provide an auditor’s attestation report on our system of internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act of 2002; (b) provide all of the compensation disclosures that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010; (c) comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis); and (d) disclose certain executive compensation-related items such as the correlation between executive compensation and performance and comparisons of the Chief Executive Officer’s compensation to median employee compensation.

We will remain an emerging growth company under the JOBS Act until the earliest of (a) December 31, 2026, (b) the last date of our fiscal year in which we had total annual gross revenue of at least $1.07 billion, (c) the date on which we are deemed to be a “large accelerated filer” under the rules of the SEC or (d) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the previous three years.

Recent Accounting Pronouncements

See Note 1 of notes to the consolidated financial statements for a discussion of recent accounting standards and pronouncements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity

We are exposed to risk from changes in interest rates primarily on borrowings due under our credit facility, which consists of (i) a $100.0 million term loan; (ii) a $50.0 million capital expenditure facility; (iii) a $230.0 million dollar revolving credit facility; and (iv) a $100.0 million delay draw term loan and bears interest rates based on LIBOR plus applicable margins.

Annually, we perform sensitivity analysis on our forecasted exposure to interest rates. This analysis assumes a hypothetical 100 basis point change in interest rates. For the year ended June 30, 2021, the effect of a hypothetical 100 basis point increase or decrease in overall interest rates would have changed our interest expense by approximately $2.9 million.

While we have not designated our interest rate swap agreements as cash-flow hedges, we have entered into interest rate swap agreements to mitigate our exposure to interest rate movements. See Note 8 of the consolidated financial statements.

We had cash of $118.9 million as of year ended June 30, 2021, exclusive of restricted cash. Our cash is held in demand deposits and is not subject to market risk.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Vintage Wine Estates, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Vintage Wine Estates, Inc. and Subsidiaries (the “Company”) as of June 30, 2021 and 2020, the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity and cash flows for the years then ended and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of June 30, 2021 and 2020, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of the audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Moss Adams LLP

Santa Rosa, California

October 13, 2021

We have served as the Company’s auditor since 2013.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts and par value)

	June 30,
	2021	2020
Assets
Current assets:
Cash	$118,879	$1,751
Restricted cash	4,800	-
Accounts receivable, net	14,639	10,198
Related party receivables	-	1,081
Other receivables	14,044	9,588
Inventories	221,145	206,458
Prepaid expenses and other current assets	8,538	4,422
Total current assets	382,045	233,498
Property, plant, and equipment, net	213,673	162,173
Goodwill	109,895	87,123
Intangible assets, net	36,079	26,110
Other assets	1,806	2,783
Total assets	$743,498	$511,687
Liabilities, redeemable noncontrolling interest, and stockholders' equity
Current liabilities
Line of credit	$87,351	$162,545
Accounts payable	17,301	15,125
Accrued liabilities and other payables	25,078	13,325
Related party liabilities	-	12,215
Current maturities of long-term debt	22,964	16,298
Total current liabilities	152,694	219,508
Other long-term liabilities	2,767	1,057
Long-term debt, less current maturities	183,541	143,039
Interest rate swap liabilities	13,807	19,943
Deferred tax liability	16,752	5,687
Deferred gain	12,000	13,335
Total liabilities	381,561	402,569
Commitments and contingencies (Note 11 and 13)
Redeemable noncontrolling interest	1,682	1,382
Stockholders' equity
Preferred stock, no par value, 200,000,000 shares authorized, and none issued and outstanding at June 30, 2021 and 2020, respectively.	-	-
Common stock, no par value, 200,000,000 shares authorized, 60,461,611 and 26,460,371 issued and outstanding at June 30, 2021 and 2020, respectively.	-	-
Additional paid-in capital	360,732	92,940
Retained earnings (accumulated deficit)	-	15,191
Total Vintage Wine Estates, Inc. stockholders' equity	360,732	108,131
Noncontrolling interests	(477)	(395)
Total stockholders' equity	360,255	107,736
Total liabilities, redeemable noncontrolling interest, and stockholders' equity	$743,498	$511,687

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except share and per share amounts)

	Year Ended June 30,
	2021	2020
Net revenues
Wine and spirits	$177,331	$155,741
Nonwine	43,411	34,178
	220,742	189,919
Cost of revenues
Wine and spirits	119,350	98,236
Nonwine	26,041	20,051
	145,391	118,287
Gross profit	75,351	71,632
Selling, general, and administrative expenses	72,505	64,699
Impairment of intangible assets	1,081	1,282
Gain on sale of property, plant, and equipment	(2,336)	(1,052)
Gain on litigation proceeds	(4,750)	-
Gain on remeasurement of contingent consideration liabilities	(329)	(1,035)
Income from operations	9,180	7,738
Other income (expense)
Interest expense	(11,581)	(15,422)
Net unrealized gain (loss) on interest rate swap agreements	6,136	(12,945)
Gain on Paycheck Protection Program loan forgiveness	6,604	-
Other, net	515	972
Total other income (expense), net	1,674	(27,395)
Income (loss) before provision for income taxes	10,854	(19,657)
Income tax provision (benefit)	(766)	9,957
Net income (loss)	10,088	(9,700)
Net loss attributable to the noncontrolling interests	(218)	(41)
Net income (loss) attributable to Vintage Wine Estates, Inc.	9,870	(9,741)
Accretion on redeemable Series B stock	5,785	4,978
Net income (loss) allocable to common stockholders	$4,085	$(14,719)

Net earnings (loss) per share allocable to common stockholders
Basic	$0.14	$(0.67)
Diluted	$0.14	$(0.67)
Weighted average shares used in the calculation of earnings (loss) per share allocable to common stockholders
Basic	24,696,828	21,920,583
Diluted	25,179,502	21,920,583

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

	Series A Redeemable Stock		Series B Redeemable Stock		Non-Controlling Interest Amount	Common Stock		Series A Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Non-Controlling Interests	Total Stockholders' Equity
	Shares	Amount	Shares	Amount		Shares	Amount	Shares	Amount
Balance, June 30, 2019	19,426,551	$29,968	4,539,786	$37,737	$1,257	-	$-	2,494,038	$2,364	$9,780	$37,734	$(311)	$49,567
Retroactive application of recapitalization	(19,426,551)	$(29,968)	(4,539,786)	$(37,737)		26,460,375	-	(2,494,038)	$(2,364)	$70,069			67,705
Adjusted balance, beginning of period	-	-	-	-	1,257	26,460,375	-	-	-	79,849	37,734	(311)	117,272
Accretion on redeemable stock	-	-	-	-	-			-	-	12,802	(12,802)	-	-
Stock-based compensation expense	-	-	-	-	-			-	-	289	-	-	289
Net income (loss)	-	-	-	-	125			-	-	-	(9,741)	(84)	(9,825)
Balance, June 30, 2020	-	-	-	-	1,382	26,460,375	-	-	-	92,940	15,191	(395)	107,736
Accretion on redeemable stock (1)										25,061	(25,061)		-
Issuance of Series A Stock in business combination (2)						2,589,503				25,831			25,831
Conversion of convertible promissary note						668,164				4,818			4,818
Purchase of Series B redeemable Stock (1)						(2,889,786)				(32,000)			(32,000)
Merger and PIPE financing						33,633,355				248,691			248,691
Earnout arrangement										-			-
Stock-based compensation expense										3,334			3,334
Settlement of stock options										(7,943)			(7,943)
Net income (loss)					300						9,870	(82)	9,788
Balance, June 30, 2021	-	$-	-	$-	$1,682	60,461,611	$-	-	$-	$360,732	$-	$(477)	$360,255
(1) Accretion and purchase of Series B Redeemable Stock has been retroactively restated to give effect to the recapitalization transaction
(2) Issuance of Series A Stock has been retroactively restated to give effect to the recapitalization transaction

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended June 30,
(in thousands)	2021	2020
Cash flows from operating activities
Net income (loss)	$10,088	$(9,700)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Gain on forgiveness of PPP loan	(6,604)	-
Depreciation and amortization	11,436	11,805
Goodwill and intangible assets impairment expense	1,081	1,281
Amortization of deferred loan fees and line of credit fees	79	433
Amortization of label design fees	464	260
Litigation proceeds	(4,750)	-
Stock-based compensation expense	3,334	289
Provision for doubtful accounts	48	60
Impairment of inventory	3,302	-
Remeasurement of contingent consideration liabilities	(329)	(1,035)
Net unrealized loss on interest rate swap agreements	(6,136)	12,945
Loss on extinguishment of debt	-	147
(Benefit) provision for deferred income tax	851	(9,708)
Gain on disposition of assets	(1,001)	60
Deferred gain on sale leaseback	(1,335)	(1,111)
Non-cash interest expense	68	-
Deferred rent	352	501
Change in operating assets and liabilities (net of effect of business combinations):
Accounts receivable	(3,137)	270
Related party receivables	325	101
Other receivables	(4,456)	1,665
Litigation receivable	4,750	-
Inventories	2,311	(32,453)
Prepaid expenses and other current assets	(4,115)	1,164
Other assets	1,498	(1,244)
Accounts payable	(4,983)	2,362
Accrued liabilities and other payables	8,065	(1,806)
Related party liabilities	(2,215)	669

Net cash provided by (used in) operating activities	8,991	(23,045)

Cash flows from investing activities
Proceeds from disposition of assets	1,044	35,446
Purchases of property, plant, and equipment	(38,032)	(18,455)
Label design expenditures	(492)	(571)
Proceeds on related party notes receivable	756	-
Acquisition of businesses	(23,564)	(15,131)
Net cash (used in) provided by investing activities	(60,288)	1,289

Cash flows from financing activities
Principal payments on line of credit	(181,411)	(187,855)
Proceeds from line of credit	106,217	195,590
Outstanding checks in excess of cash	2,509	3,295
Purchase of Series B redeemable stock	(32,000)	-
Settlement of stock options	(7,944)	-

Borrowings on long-term debt	76,067	-
Loan fees	(492)	-
Principal payments on long-term debt	(28,374)	(159,259)
Proceeds from long-term debt	-	171,184
Merger and PIPE financing, net of transaction costs	250,126	-
Principal payments on related party debt	(10,000)	-
Debt issuance costs	(918)	(1,206)
Payments on acquisition payable	(555)	(1,019)

Net cash (used in) provided by financing activities	173,225	20,730

Net change in cash and restricted cash	121,928	(1,025)

Cash and restricted cash, beginning of period	1,751	2,776

Cash and restricted cash, end of period	$123,679	$1,751

Supplemental cash flow information	2021	2020
Cash paid during the period for:
Interest	$13,373	$16,278
Income taxes	$222	$183
Noncash investing and financing activities:
Accretion Series A	$156,467	$5,616
Accretion Series B	$5,785	$3,743
Conversion of promissory note to common stock	$4,818	$-
Contingent consideration in business combinations	$4,000	$1,000
Accretion of redemption value of Series B redeemable cumulative stock	$-	$4,978
Accretion of redemption value of Series A redeemable stock	$-	$7,824
Issuance of Series A stock in a business combination	$25,831	$-
Note payable for acquisition of business	$11,668	$-

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Significant Accounting Policies

Description of Business

Vintage Wine Estates, Inc., a Nevada corporation (the "Company”, "we", "us", "our"), owns and operates winery and hospitality facilities in Northern California, Washington and Oregon. The Company produces a variety of wines under its own or custom labels, which are sold to consumers, retailers, and distributors located throughout the United States, Canada, and other export markets. The Company also provides bottling, fulfillment, and storage services to other companies on a contract basis.

We have wholly-owned subsidiaries that include Vintage Wine Estates, Inc., a California corporation ("Legacy VWE"), Girard Winery LLC, Mildara Blass, Inc., Grove Acquisition LLC, Sales Pros LLC, and Master Class Marketing, LLC and majority controlling financial interests in Grounded Wine Project LLC, Sabotage Wine Company, LLC, and Splinter Group Napa, LLC.

Merger and Reverse Recapitalization

On June 7, 2021, Bespoke Capital Acquisition Corp (“BCAC”), a publicly-traded special purpose acquisition corporation, completed its business combination (the "Merger") with Legacy VWE pursuant to a transaction agreement (as amended, the “Transaction Agreement”) by the merger of VWE Acquisition Sub Inc., a wholly owned subsidiary of BCAC (“merger sub”) with and into Legacy VWE, with Legacy VWE continuing as the surviving entity and as a wholly owned subsidiary of BCAC. In connection with the Merger, BCAC changed its jurisdiction of incorporation from the Province of British Columbia to the State of Nevada and BCAC changed its name to Vintage Wine Estates, Inc. Upon the consummation of the Merger, the Company received approximately $248.7 million, net of fees and expenses. See Note 2 for additional details regarding the transaction.

Emerging Growth Company Status

We are an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”). Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act, until such time as those standards apply to private companies. We have elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opts out of the extended transition period provided in the JOBS Act.

Basis of Presentation

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in the accompanying consolidated financial statements.

Use of Estimates

The preparation of consolidated financial statements in accordance with GAAP requires us to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and accompanying notes. These estimates form the basis for judgments we make about the carrying values of assets and liabilities that are not readily apparent from other sources. We base our estimates and judgments on historical experience and on various other assumptions that we believe are reasonable under the circumstances. These estimates are based on management’s knowledge about current events and expectations about actions we may undertake in the future. Significant estimates include, but are not limited, to depletion allowance, allowance for doubtful accounts, the net realizable value of inventory, expected future cash flows including growth rates, discount rates, and other assumptions and estimates used to evaluate the recoverability of long-lived assets, estimated fair values of intangible assets in acquisitions, intangible assets and goodwill for impairment, amortization methods and periods, amortization period of label and package design costs, the estimated fair value of long-term debt, the valuation of interest rate swaps, contingent consideration, common stock, stock-based compensation, and accounting for income taxes. Actual results could differ materially from those estimates.

Cash

Cash consists of deposits held at financial institutions.

Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheet that sums to the total of the same such amounts as shown in the statement of cash flows.

(in thousands)	June 30, 2021	June 30, 2020
Cash and cash equivalents	$118,879	$1,751
Restricted cash	4,800	-
Total cash, cash equivalents and restricted cash as shown in the statement of cash flows	$123,679	$1,751

Restricted cash consists of cash that was deposited into a restricted cash account as collateral for the credit facility and are subject to release upon the completion of certain construction costs. See Note 9.

Concentrations of Risk

Financial instruments that potentially expose us to significant concentrations of credit risk consist primarily of cash and trade accounts receivable. We maintain the majority of our cash balances at multiple financial institutions that management believes are of high-credit quality and financially stable. At times, we have cash deposited with major financial institutions in excess of the Federal Deposit Insurance Corporation (FDIC) insurance limits. At June 30, 2021 and 2020, we had approximately $121.6 million and $1.3 million respectively, in one major financial institution in excess of FDIC insurance limits. We sell the majority of our wine through U.S. distributors and the direct-to-consumer channel. Receivables arising from these sales are not collateralized. We attempt to limit our credit risk by performing ongoing credit evaluations of our customers and maintaining adequate allowances for potential credit losses. The following table summarizes customer concentration as of and for the years ended June 30, 2021 and 2020:

	June 30,
	2021	2020
Customer A
Revenue as a percent of total revenue	32.0%	23.7%
Receivables as a percent of total receivables	35.0%	42.1%
Customer B
Revenue as a percent of total revenue	13.1%	10.5%
Receivables as a percent of total receivables	21.0%	*
Customer C
Revenue as a percent of total revenue	10.9%	10.6%
Receivables as a percent of total receivables	*	*
Customer D
Revenue as a percent of total revenue	*	*
Receivables as a percent of total receivables	10.4%	*

* Customer revenue or receivables did not exceed 10% in the respective periods.

Revenue for the sales from Customer A are included in the Wholesale and Business-to-Business reporting segments, Customer B revenue within the Business-to-Business reporting segment, Customer C within the Wholesale reporting segment and Customer D within the Wholesale reporting segment. See Note 18.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at the invoiced amount, less estimated returns, allowances, and discounts. We determine the provision based on historical write-off experience. Account balances are written-off against the provision when we feel it is probable the receivable will not be recovered. The provision for doubtful accounts was approximately $97 thousand and $50 thousand, at June 30, 2021 and 2020, respectively. We do not accrue interest on past-due amounts. Bad debt expense was insignificant for all reporting periods presented.

Inventories

Inventories of bulk and bottled wines and spirits, and inventories of non-wine products and bottling and packaging supplies are valued at the lower of cost using the FIFO method or net realizable value. Costs associated with winemaking, and other costs associated with the manufacturing of products for resale, are recorded as inventory. Net realizable value is the value of an asset that can be realized upon the sale of the asset, less a reasonable estimate of the costs associated with either the eventual sale or the disposal of the asset in question. Inventories are classified as current assets in accordance with recognized industry practice, although most wines and spirits are aged for periods longer than one year.

Property, Plant and Equipment

Property, plant and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the shorter of the asset’s estimated useful life or the life of the related lease. Costs of maintenance and repairs are charged to expense as incurred; significant renewals and betterments are capitalized. Vineyard development costs, including interest and certain cultural costs for continuing cultivation of vines not yet bearing fruit, are capitalized. Depreciation of vineyard development costs commences when commercial grape yields are achieved, generally in the third year after planting. Estimated useful lives are as follows:

Buildings and improvements	10 - 39 years
Cooperage	3 - 5 years
Furniture and equipment	3 - 10 years
Machinery and equipment	5 - 20 years
Vineyards	20 years

Business Combinations

Business combinations are accounted for under Accounting Standards Codification (“ASC”) 805—Business Combinations using the acquisition method of accounting under which all acquired tangible and identifiable intangible assets and assumed liabilities and applicable noncontrolling interests are recognized at fair value as of the respective acquisition date, while the costs associated with the acquisition of a business are expensed as incurred.

The allocation of purchase consideration requires management to make significant estimates and assumptions, especially with respect to intangible assets. These estimates can include, but are not limited to, a market participant’s expectation of future cash flows from acquired customers, acquired trade names, useful lives of acquired assets, and discount rates. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from such estimates. During the measurement period, which is generally no longer than one year from the acquisition date, the Company may record adjustments to the assets acquired and liabilities assumed. Upon the conclusion of the measurement period, any subsequent adjustments are recognized in operations.

Goodwill

Goodwill represents the excess of consideration transferred over the estimated fair value of assets acquired and liabilities assumed in a business combination. The Company conducts a goodwill impairment analysis annually for impairment, as of the end of the respective fiscal year, or sooner if events or circumstances indicate the carrying amount of the asset may not be recoverable. The Company has three reporting units under which goodwill has been allocated and recognized no goodwill impairment for the years ended June 30, 2021 and 2020, respectively.

Intangible Assets

Intangible assets represent purchased intangible assets consisting of both indefinite and finite lived assets. Certain criteria are used in determining whether intangible assets acquired in a business combination must be recognized and reported separately. Our indefinite lived intangible assets, representing trademarks and winery use permits, are initially recognized at fair value and subsequently stated at adjusted costs, net of any recognized impairments. The indefinite lived assets are not subject to amortization. Finite-lived intangible assets, comprised of customer and Sommelier relationships, are amortized using a method that reflects the pattern in which the economic benefits of the intangible assets are consumed or otherwise used. If that pattern cannot be reliably determined, the intangible assets are amortized using the straight-line method over their estimated useful lives and are tested for impairment along with other long-lived assets. Amortization related to the finite-lived assets is included in selling, general and administrative expenses. Intangible assets are reviewed annually for impairment, as of the end of the reporting period, or sooner if events or circumstances indicate the carrying amount of the asset may not be recoverable.

Label and Package Design Costs

Label and package design costs are capitalized and amortized over an estimated useful life of two years. Amortization of label and packaging design costs are included in selling, general and administrative expenses and were approximately $464 thousand and $260 thousand for the years ended June 30, 2021 and 2020, respectively.

Long-Lived Assets

Long-lived assets are evaluated for impairment whenever events or changes in circumstances indicate the carrying amount of such assets or intangible assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to future undiscounted net cash flows expected to be generated by the asset. No impairment loss was recognized for long-lived assets during the years ended June 30, 2021 and 2020, respectively.

Contingent Consideration Liabilities

Contingent consideration liabilities are recorded at fair value when incurred in a business combination. The fair value of these estimates are based on available historical information and on future expectations of actions we may undertake in the future. These estimated liabilities are re-measured at each reporting date with the change in fair value recognized as an operating expense in the Company’s consolidated statements of operations. Subsequent changes in the fair value of the contingent consideration are classified as an adjustment to cash flows from operating activities in the consolidated statements of cash flows because the change in fair value is an input in determining net loss. Cash paid in settlement of contingent consideration liabilities are classified as cash flows from financing activities up to the acquisition date fair value with any excess classified as cash flows from operating activities.

Changes in the fair value of contingent consideration liabilities associated with the acquisition of a business can result from updates to assumptions such as the expected timing or probability of achieving customer related performance targets, specified sales milestones, changes in unresolved claims, projected revenue or changes in discount rates. Significant judgment is used in determining those assumptions as of the acquisition date and for each subsequent reporting period. Therefore, any changes in the fair value will impact our results of operations in such reporting period, thereby resulting in potential variability in our operating results until such contingencies are resolved.

Deferred Financing Costs

Deferred financing costs incurred in connection with obtaining new term loans are amortized over the term of the arrangement, and recognized as a direct reduction in the carrying amount of the related debt instruments. Amortization of deferred loan fees is included in interest expense on the consolidated statements of operations and are amortized to interest expense over the term of the related debt using the effective interest method. Debt issuance costs capitalized were approximately $0.9 million and $0.9 million for the years ended June 30, 2021 and 2020, respectively. Amortization expense related to debt issuance fees were approximately $26 thousand and $191 thousand for the years ended June 30, 2021 and 2020, respectively. If existing financing is settled or replaced with debt instruments from the same lender that do not have substantially different terms, the new debt agreement is accounted for as a modification for the prior debt agreement and the unamortized costs remain capitalized, the new original issuance discount costs are capitalized, and any new third-party costs are charged to expense (see Note 9).

Line of Credit Fees

Costs incurred in connection with obtaining new debt financing specific to the line of credit are deferred and amortized over the life of the related financing. If such financing is settled or replaced prior to maturity with debt instruments that have substantially different terms, the settlement is treated as an extinguishment and the unamortized costs are charged to gain or loss on extinguishment of debt. Similar to the treatment of deferred financing costs, if existing financing is settled or replaced with debt instruments from the same lender that do not have substantially different terms, the new debt agreement is accounted for as a modification for the prior debt agreement and the unamortized costs remain capitalized, the new original issuance discount costs are capitalized, and any new third-party costs are charged to expense (see Note 9). Deferred line of credit fees are recognized as a component of prepaid expenses and other current assets and are amortized to interest expense over the term of the related debt using the effective interest method. There were $492 thousand and $280 thousand of line of credit fees capitalized for the year ended June 30, 2021 and 2020, respectively. Amortization expense related to line of credit fees were $53 thousand and $242 thousand for the year ended June 30, 2021 and 2020, respectively.

Fair Value Measurements

We determine fair value based upon the exit price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In arriving at fair value, we use a hierarchy of inputs that maximizes the use of observable inputs and minimizes the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

Level 1: Quoted prices in active markets for identical assets or liabilities.

Level 2: Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3: Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

As of June 30, 20211 and 2020, the carrying value of the current assets and liabilities and outstanding debt obligation under the Paycheck Protection Program at June 30, 2020 approximates fair value due to the short-term maturities of these instruments. The fair value of our long-term variable rate debt approximates carrying value, excluding the effect of unamortized debt discount, as they are based on borrowing rates currently available to the Company for debt with similar terms and maturities (Level 2 inputs). The fair value of all other fixed rate debt is indeterminable given the related party nature of the outstanding obligations. Our contingent consideration and interest rate swap agreement are remeasured at fair value on a recurring basis as of June 30, 2021 and 2020, respectively.

Interest Rate Swap Agreements

GAAP requires that an entity recognize all derivatives (including interest rate swaps) as either assets or liabilities on the consolidated balance sheets and measure these instruments at fair value. The Company has entered into interest rate swap agreements as a means of managing its interest rate exposure on its debt obligations. These agreements mitigate our exposure to interest rate fluctuations on our variable rate obligations. We have not designated these agreements as cash-flow hedges.

Accordingly, changes in the fair value of the interest rate swaps are included in the consolidated statements of operations as a component of other income (expense). We do not enter into financial instruments for trading or speculative purposes.

Comprehensive Income or Loss

We had no items of comprehensive income or loss other than net income (loss) for the years ended June 30, 2021 and 2020. Therefore, a separate statement of comprehensive income (loss) has not been included in the accompanying consolidated financial statements.

Revenue Recognition

Revenue is recognized when control of promised goods or services is transferred to a customer in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To determine revenue recognition for its arrangements, we perform the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation.

We recognize revenue when obligations under the terms of a contract with our customer are satisfied. Generally, this occurs when the product is shipped and title passes to the customer, and when control of the promised product or service is transferred to the customer. Our standard terms are free on board (“FOB”) shipping point, with no customer acceptance provisions. Revenue is measured as the amount of consideration expected to be received in exchange for transferring products. Revenue is recognized net of any taxes collected from customers, which are subsequently remitted to governmental authorities.

We account for shipping and handling as activities to fulfill our promise to transfer the associated products. Accordingly, we record amounts billed for shipping and handling costs as a component of net sales and classify such costs as a component of costs of sales. Our products are generally not sold with a right of return unless the product is spoiled or damaged. Historically, returns have not been significant to the Company.

Revenue is generated from one of three reporting segments as described below:

Wholesale: We sell our wine to wholesale distributors under purchase orders. Wholesale operations generate revenue from product sold to distributors, who then sell the product to off-premise retail locations such as grocery stores, wine clubs, specialty and multi-national retail chains, as well as on-premise locations such as restaurants and bars. We transfer control and recognize revenue for these orders upon shipment of the wine out of our own or third-party warehouse facilities. Payment terms to wholesale distributors typically range from 30 to 120 days. We pay depletion and marketing allowances to certain distributors, based on sales to their customers, or the allowance is netted directly against the purchase price. When recording a sale to the distributor, a depletion and marketing allowance liability is recorded to accrued liabilities and sales are reported net of those expenses. Depletion and marketing allowance payments are made when completed incentive program payment requests are received from the customers or are net of initial pricing. Depletion and marketing allowance payments reduce the accrued liability. For the years ended June 30, 2021 and 2020 we recorded approximately $1.7 million and $3.9 million respectively, as a reduction in sales on the consolidated statement of operations related to depletions. As of June 30, 2021 and 2020, we recorded a depletion allowance and marketing liability in the amount of approximately $216 thousand and $147 thousand, respectively, which is included as a component of other accrued expenses in accrued liabilities and other payables on the consolidated balance sheets. Estimates are based on historical and projected experience for each type of program or customer.

Direct to Consumer: We sell our wine and other merchandise directly to consumers through wine club memberships, at wineries’ tasting rooms, at Sommelier wine tasting events, and through the Internet. Wine club membership sales are made under contracts with customers, which specify the quantity and timing of future wine shipments. Customer credit cards are charged in advance of wine shipments in accordance with each contract. We recognize revenue for these contracts at the time control of the wine passes to the customer, which is generally at the time of shipment. Tasting room and internet wine sales are paid for at the time of sale. We transfer control and recognize revenue for this wine when the product is either received by the customer (on-site tasting room sales) or upon the shipment to the customer (internet sales). Sales taxes are calculated based upon the customer’s location and are collected at the time of the sale and recorded in a sales tax liability account. Sales reporting requirements to the states are performed as required by the state and sales taxes are remitted to the government agencies when due.

Winery estates hold various public and private events for customers and their wine club members. The certified Sommeliers provide guided tasting experiences customized for each audience through virtual and in-person events internationally. Upfront consideration received from the sale of tickets or under private event contracts for future events is recorded as deferred revenue. We recognize event revenue on the date the event is held.

Business-to-Business: Our sales channel generates revenue primarily from the sale of private label wines and custom winemaking services. Annually, we work with our national retail partners to develop private label wines incremental to their wholesale channel businesses. Additionally, we provide custom winemaking and production services. These services are made under contracts with customers, which includes specific protocols, pricing, and payment terms. The customer retains title and control of the wine during the production process. We recognize revenue over time as the contract specific performance obligations are met. Additionally, we provide storage services for wine inventory of various customers. The customer retains title and control of the inventory during the storage agreement. We recognize revenue over time for storage services, and when the contract specific performance obligations are met. We also utilize the “as-invoiced” practical expedient in certain cases where performance obligations are satisfied over time and the invoiced amount corresponds directly with the value provided to the customer.

Other: Our other category includes revenue from grape and bulk sales, storage services, and for the year ended June 30, 2020, revenue under the Sales Pro LLC (“SalesPro”) and Master Class Marketing, LLC (“Master Class”) business line sold in 2019, as well as corporate level expenses, non-direct selling expenses and other expenses not specifically allocated to the results of operations. Grape and bulk sales made under contracts with customers which include product specification requirements, pricing and payment terms. Payment terms under grape contracts are generally structured around the timing of the harvest. We transfer control and recognize revenue for grape sales when product specification has been met and title to the grapes has transferred, which is generally on the date the grapes are harvested, weighed and shipped. We transfer control and recognize revenue for wine and spirits bulk contracts upon shipment. We also utilize the “as-invoiced” practical expedient in certain cases where performance obligations are satisfied over time and the invoiced amount corresponds directly with the value provided to the customer. SalesPro and Master Class revenue represents fees earned from off-premise tastings for third-party customers. These customers include other wine and beer brand owners and producers.

Disaggregation of Revenue

The following tables summarize the revenue by segment and region for the years ended June 30, 2021 and 2020, respectively:

(in thousands)	June 30, 2021	June 30, 2020
Geographic regions:
United States	$215,122	$183,810
Canada	3,021	3,748
Europe, Middle East, & Africa	1,638	608
Asia Pacific	482	1,592
Other	479	161
Total net revenue	$220,742	$189,919

The following table provides a disaggregation of revenue based on the pattern of revenue recognition for the years ended June 30, 2021 and 2020, respectively:

(in thousands)	June 30, 2021	June 30, 2020
Point in time	$186,906	$162,328
Over a period of time	33,836	27,591
Total net revenue	$220,742	$189,919

Shipping

Shipping and handling revenues are classified as wine and spirits revenues. Shipping and handling costs are included in wine and spirits cost of revenues.

Excise Taxes

Excise taxes are levied by government agencies on beverages containing alcohol, including wine and spirits. These taxes are not collected from customers but are instead the responsibility of the Company. Applicable excise taxes are included in net revenues and were $12.3 million and $10.4 million for the years ended June 30, 2021 and 2020, respectively.

Sales Taxes

Sales taxes that are collected from customers and remitted to governmental agencies are not reflected as revenues.

Stock-based Compensation

Stock-based compensation is based on the grant date fair value of the awards. The fair value of the stock award is determined by the grant date market value of our common share price. The fair value of stock options is determined on the grant date using the Black-Scholes option-pricing model ("Black-Scholes"). The compensation expense recognized for share-based awards is net of estimated forfeitures and is recognized using the straight-line method over the service period.

A description of the significant assumptions used in Black-Scholes is as follows:

Risk-free interest rate—The risk-free interest rate used is based on the implied yield in effect at the time of the option grant currently available on U.S. Treasury zero-coupon issues, with a remaining term equal or similar to the expected term of the option.

Dividends—There are no plans to pay cash dividends on common shares. Therefore, an expected dividend yield of zero is used in the option-pricing models.

Expected term—The expected term is the period of the time that granted options are expected to be outstanding as calculated using the Simplified Method provided by Staff Accounting Bulletin (“SAB”) 107, Share-Based Payments.

Expected volatility—As the Company’s stock was not traded in an active market, volatility is estimated by calculating the average volatility of comparable public companies.

Forfeiture rate—The forfeiture rate is based on an estimate of future forfeitures. We estimate the forfeiture rate based on an analysis of actual forfeiture experience, analysis of employee turnover behavior, and other factors. The impact from any forfeiture rate adjustment would be recognized in full in the period of adjustment, and if the actual number of future forfeitures differs from our estimates, we might be required to record adjustments to stock-based compensation in future periods.

Advertising

Advertising costs are expensed either as the costs are incurred or the first time the advertising takes place. Advertising expense was approximately $2.2 million for each of the years ended June 30, 2021 and 2020.

Income Taxes

Deferred income taxes are determined using the asset and liability method. Under this method, deferred income tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is recorded when the expected recognition of a deferred income tax asset is considered to be unlikely.

We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the tax authorities, based on the technical merits of the position. The tax benefit is measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. We recognize interest and penalties related to income tax matters as a component of income tax expense.

Gain on Bargain Purchase

We may recognize a bargain purchase gain associated with our acquisitions from time to time due to specific circumstances of a given acquisition. Given the unique nature of a bargain purchase gain, we do not believe recording the bargain purchase gain as operating income to be representationally reflective of our ongoing activities central to operating income. As such, we have reflected the bargain purchase gain as non-operating activity within other income (expense) in the consolidated statement of operations.

Legal Costs

Legal costs expected to be incurred in connection with litigation matters are expensed as such costs are incurred.

Earnout Shares

The Legacy VWE shareholders are entitled to receive up to an additional 5,726,864 shares of the Company’s common stock (the “Earnout Shares”) The Earnout Shares will be released if the price of our common stock meets certain thresholds in the 24 months following the closing of the Merger (see Note 3). The Earnout Shares meet the accounting definition of a derivative financial instrument, are considered to be indexed to the Company’s common stock and meet other the conditions in ASC 815-40, Derivatives and Hedging: Contracts in Entity's Own Equity, to be classified as equity. The Company’s obligation to issue the Earnout Shares is recorded as a dividend to the Legacy VWE shareholders at fair value as of the date of the Merger.

The fair value of the Earnout Shares was determined using a Monte Carlo valuation model, which requires significant estimates including the expected volatility of our common stock. The expected annual volatility of our common stock was estimated to be 55.0% as of the date of the Merger, based on the historical volatility of comparable publicly traded companies (See Note 5).

Noncontrolling Interests and Redeemable Non-controlling Interest

Non-controlling interests represent the portion of profit or loss, net assets and comprehensive loss that is not allocable to the Company. The redeemable non-controlling interest is contingently redeemable by the holders. The redeemable non-controlling interests are not being accreted to their redemption amount as we do not deem redemption probable; notwithstanding, should the instruments redemption become probable, we will thereupon begin to accrete, to the earliest date the holders can demand redemption, the redemption amount.

Redeemable Series A and Series B Stock

Prior to the Merger, Legacy VWE had Series A and B stock outstanding. All of the Series B stock and the majority of the Series A stock was classified as temporary equity due to the shares being redeemable at the option of the holder (See Notes 10 and 11). The carrying value of the redeemable Series A stock and redeemable Series B stock was being accreted to their respective redemption values, using the effective interest method, from the date of issuance to the earliest date the holders can demand redemption. Accretion of redeemable Series B stock included the accretion of dividends and issuance costs. Increases to the carrying value of redeemable Series A stock and redeemable Series B stock were charged to retained earnings or, in its absence, to additional-paid-in-capital. Upon any repurchase of redeemable stock, the excess consideration paid over the carrying value at the time of repurchase is accounted for as a deemed dividend to the stockholders.

In conjunction with the closing of the Merger, a majority of the redeemable Series B stock was redeemed with the remaining redeemable Series B shares, along with all redeemable Series A shares, were converted into shares of the Company's common stock. All Series A and Series B shares which were converted into shares of the Company's common stock were retroactively adjusted using the exchange ratio and reclassified into permanent equity as a result of the Merger.

Sale-leaseback Transaction

We account for the sale and leaseback of vineyards under ASC 840 Sale-Leaseback Accounting of Real Estate. Given we were considered to retain more than a minor part, but less than substantially, all of the use of the property, a gain could be recognized to the extent it exceeded the present value of the leaseback payments. Any gain that was less than or equal to the present value of the leaseback payments was deferred and is amortized on a straight-line basis over the leaseback term. The gain is essentially recognized as a reduction to offset the future lease payment. We derecognize the asset from our consolidated balance sheet at the sale closing.

Segment Information

We operate in three reportable segments. Operating segments are defined as components of an enterprise about which separate financial information is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assessing performance. The Company’s chief operating decision maker (“CODM”), our Chief Executive Officer, allocates resources and assesses performance based upon discrete financial information at the segment level.

Net Income (Loss) per Share Allocable to Common Stockholders

Basic and diluted net income (loss) per share allocable to common stockholders is presented in conformity with the two-class method required for participating securities. We consider our Series B stock to be participating securities as, in the event a dividend is paid on Series A stock, the holders of Series B stock would be entitled to receive dividends on a basis consistent with the Series A stockholders. The two-class method determines net income per share for each class of common and participating securities according to dividends declared or accumulated as well as participation rights in undistributed earnings. The two-class method requires income available to stockholders for the period to be allocated between common and participating securities based upon their respective rights to receive dividends as if all income for the period had been distributed. Legacy VWE’s redeemable Series B stock was considered to be a participating security. Under the two-class method, any net loss attributable to common stockholders is not allocated to the Series B stock as the holders of the Series B stock did not have a contractual obligation to share in losses.

Basic net income (loss) per share is calculated by dividing the net income (loss) allocable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. For the years ended June 30, 2021 and 2020, for purposes of the calculation of diluted net income (loss) per share, convertible debt (previously convertible into Legacy VWE Series A stock) and stock options and warrants to purchase common stock are considered potentially dilutive securities but are excluded from the calculation of diluted net income (loss) per share when their effect is antidilutive. As a result, in certain periods, diluted net loss per share is the same as the basic net loss per share for the periods presented.

The computation of net income (loss) available to Series A stockholders is computed by deducting the dividends declared, if any, and cumulative dividends, whether or not declared, in the period on Series B stock (whether paid or not) from the reported net income (loss).

As the Merger has been accounted for as a reverse recapitalization, the consolidated financial statements of the merged entity reflect the continuation of Legacy VWE’s consolidated financial statements, with the Legacy VWE Equity, which has been retroactively adjusted to the earliest period presented to reflect the legal capital of the legal acquirer, BCAC. As a result, net loss per share was also restated for periods ended prior to the Merger.

Recently Adopted Accounting Pronouncements

In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment (“ASU 2017-04”). ASU 2017-04 simplifies the accounting for goodwill impairment by removing Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. The Company adopted ASU 2017-04 for its annual or interim goodwill impairment tests for the fiscal year ended June 30, 2021. The adoption of ASU 2017-04 did not have a material impact on the consolidated financial statements.

In July 2017, the FASB issued ASU 2017-11,Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480) and Derivatives and Hedging (Topic 815): I. Accounting for Certain Financial Instruments with Down Round Features; II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception (“ASU 2017-11”). Part I of this update addresses the complexity of accounting for certain financial instruments with down round features. Down round features are features of certain equity-linked instruments (or embedded features) that result in the strike price being reduced on the basis of the pricing of future equity offerings. Current accounting guidance creates cost and complexity for entities that issue financial instruments (such as warrants and convertible instruments) with down round features that require fair value measurement of the entire instrument or conversion option. Part II of this update addresses the difficulty of navigating Topic 480, Distinguishing Liabilities from Equity, because of the existence of extensive pending content in the FASB Accounting Standards Codification. This pending content is the result of the indefinite deferral of accounting requirements about mandatorily redeemable financial instruments of certain nonpublic entities and certain mandatorily redeemable non-controlling interests. The amendments in Part II of this update do not have an accounting effect. The amendments in Part I of this update were effective for the Company’s fiscal year ended June 30, 2021. The adoption of this standard did not have an impact to the Company’s consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820), which amends disclosure requirements for fair value measurements by requiring new disclosures, modifying existing arrangements, and eliminating others. The adoption of this guidance by the Company for the fiscal year ended June 30, 2021 did not have a significant impact on the consolidated financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB issued ASU No. 2016-02, Leases (“Topic 842”), which supersedes the guidance in ASC 840, Leases. The new standard, as amended by subsequent ASUs on Topic 842 and recent extensions issued by the FASB in response to COVID-19, requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. Topic 842 will be effective for the Company for fiscal year ending June 30, 2023 and for interim periods in the year beginning July 1, 2024.

We have not yet determined the full effects of Topic 842 on its consolidated financial statements but do expect that it will result in a substantial increase in our long-term assets and liabilities and enhanced disclosures. Based on our initial assessment, we plan to be using the modified retrospective approach and electing the package of transition practical expedients for expired or existing contracts, which retains prior conclusions reached on lease identification, classification, and initial direct costs incurred. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. The adoption of this guidance will at least result in the recognition of operating lease right-of-use assets and operating lease liabilities in our vineyard leases with a weighted-average remaining lease term of less than 10 years upon the adoption on July 1, 2022.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, as amended, which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. It also eliminates the concept of other-than-temporary impairment and requires credit losses related to available-for-sale debt securities to be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. These changes will result in more timely recognition of credit losses. The guidance is effective for the Company for fiscal years ending on June 30, 2023 and interim periods beginning for the fiscal year commencing on July 1, 2023. Early adoption is permitted. We do not expect the adoption of this standard will have a significant impact on the consolidated financial statements given our historically low bad debt expense.

In August 2018, the FASB issued ASU No. 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40), Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. Under existing GAAP, there is diversity in practice in accounting for the costs of implementing cloud computing arrangements that are service contracts. The amendments in ASU No. 2018-15 amend the definition of a hosting arrangement and requires a customer in a hosting arrangement that is a service contract to capitalize certain costs as if the arrangement were an internal-use software project. The guidance is effective for the Company for the fiscal years beginning June 30, 2022 and interim periods beginning for the fiscal year commencing July 1, 2022. Early adoption is permitted, included in any interim period. We are currently evaluating the impact and timing of adopting ASU No. 2018-15.

In October 2018, the FASB issued ASU 2018-17, Consolidation (Topic 810): Targeted Improvements to the Related Party Guidance for Variable Interest Entities. ASU 2018-17 changes how entities evaluate decision-making fees under the variable interest entity guidance. To determine whether decision-making fees represent a variable interest, an entity considers indirect interests held through related parties under common control on a proportional basis, rather than in their entirety. This guidance is effective for the Company for fiscal years, beginning after June 30, 2020 and interim periods within fiscal years beginning after June 30, 2021, with early adoption permitted. All entities are required to apply the amendments in this ASU retrospectively with a cumulative-effect adjustment to retained earnings at the beginning of the earliest period presented. We are currently evaluating the impact this standard will have on our consolidated financial statements and disclosures.

In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes (Topic 740). The amendments in the updated guidance simplify the accounting for income taxes by removing certain exceptions and improving consistent application of other areas of the topic by clarifying the guidance. The amendments in this update are effective for the Company for fiscal year ending June 30, 2022 and for interim periods in the year beginning July 1, 2023. Early adoption is permitted. We are currently evaluating the impact and timing of adopting ASU 2019-12, however at this time, the adoption is not expected to have a significant impact on the consolidated financial statements.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions to applying the guidance on contract modifications, hedge accounting, and other transactions, to simplify the accounting for transitioning from the London Interbank Offered Rate, and other interbank offered rates expected to be discontinued, to alternative reference rates. The guidance in this ASU was effective upon its issuance; if elected, it is to be applied prospectively through December 31, 2022. We are currently evaluating the effect the potential adoption of this ASU on its debt and interest swap agreements will have on the consolidated financial statements.

2. Merger and Reverse Recapitalization

On June 7, 2021, Legacy VWE and BCAC consummated the Merger, with Legacy VWE surviving the Merger as a wholly owned subsidiary of BCAC, which was renamed Vintage Wine Estates, Inc. Immediately prior to the closing of the Merger, the Company purchased 2,889,507 shares of Series B stock from TGAM Agribusiness Fund Holdings LP for $32.0 million, including unpaid cumulative dividends and all remaining shares of outstanding Series B stock of Legacy VWE were converted into shares of Legacy VWE Series A common stock. Upon the consummation of the Merger, each share of Legacy VWE Series A and Series B common stock issued and outstanding was canceled and converted into the right to receive

2.85708834472042 shares (the “Exchange Ratio”) of common stock of BCAC. For periods prior to the Merger, the reported share and per share amounts have been retroactively converted (“Retroactive Conversion”) by applying the Exchange Ratio. VWE Legacy shareholders were issued 26,828,256 shares of the Company’s common stock of which 1,000,002 shares were placed in escrow to cover potential adjustments to the purchase price.

To satisfy the requirements of full repayment of the Company’s Paycheck Protection Program loan (the “PPP Loan”) upon a change of control, we placed into escrow $6.6 million in advance of the pending merger and reverser recapitalization. Funds held in escrow were released back to the Company upon receiving notification of the full forgiveness of the PPP loan prior to June 30, 2021. (See Note 6).

In September 2021, upon finalization of the purchase price, 1,000,002 shares of the shares in escrow were released to the VWE Legacy shareholders.

Upon the closing of the Merger, the Company's certificate of incorporation authorized 200,000,000 shares of common stock, no par value per share and 2,000,000 shares of preferred stock, no par value per share. As of the Closing Date, there were 60,461,611 shares of the Company’s common stock issued and outstanding and warrants to purchase 26,000,000 shares of the Company’s common stock outstanding. There was no preferred stock outstanding as the Closing Date.

In connection with the Merger, BCAC entered into subscription agreements (each, a “Subscription Agreement”) with a two investors (each a “Subscriber”), pursuant to which the Subscribers agreed to purchase, and BCAC agreed to sell to the Subscribers, an aggregate of 10,000,000 shares of common stock (the “PIPE Shares”), for a purchase price of $10 per share and an aggregate purchase price of $100.0 million, in a private placement pursuant to the subscription agreements (the “PIPE”). The PIPE investment closed just prior to the consummation of the Merger.

The Merger is accounted for as a reverse recapitalization in accordance with GAAP. Under this method of accounting, BCAC was treated as the “acquired” company and Legacy VWE was treated as the acquirer company for financial reporting purposes. Accordingly, for accounting purposes, the Merger was treated as the equivalent of Legacy VWE issuing stock for the net assets of BCAC, accompanied by a recapitalization. The net assets of BCAC are stated at historical cost, with no goodwill or other intangible assets recorded. Operations prior to the Merger are those of Legacy VWE.

The following table reconciles the elements of the Merger to the consolidated statement of cash flows and the consolidated statement of stockholders’ equity for the year ended June 30, 2021:

(in thousands, except share data)	Shares	Recapitalization
Cash - BCAC's trust and cash, net of redemptions	23,633,355	$178,942
Cash - PIPE	10,000,000	100,000
Non-cash net liabilities assumed from BCAC		(579)
Less: transaction costs and advisory fees paid by Legacy VWE		(3,739)
Less: transaction costs and advisory fees paid by BCAC		(25,933)
Net contributions from merger and PIPE financing	33,633,355	$248,691

Earnout Shares

The VWE Legacy shareholders are entitled to receive up to an additional 5,726,864 shares of the Company’s common stock (the “Earnout Shares”) if at any point during the Earnout Period, from June 7, 2021 to June 7, 2023, the Company's closing share price on the Nasdaq or TSX on 20 trading days out of 30 consecutive trading days:

a)
is at or above $15 (but below $20), 50% of the Earnout Shares will be issued; and
b)
is at or above $20 (i) to the extent no Earnout Shares have previously been issued, 100% of the Earnout Shares or (ii) to the extent the event Earnout Shares were previously issued, 50% of the Earnout Shares will be issued.

The Earnout Shares and Target Prices will be adjusted to reflect any stock split, reverse stock split, stock dividend (including any dividend or distribution of securities convertible common shares), reorganization, recapitalization, reclassification, combination and, exchange of shares or other like change. The Earnout Shares are indexed to the Company’s equity and meet the criteria for equity classification. The fair value of the Earnout Shares, $32.4 million, was recorded as a dividend to additional paid in capital due to the absence of retained earnings.

No Earnout Shares were issued as of June 30, 2021.

3. Business Combinations

Acquisitions are accounted for as business combinations using the acquisition method of accounting. Assets acquired and liabilities assumed are measured at fair value and are effective at the date of acquisition. For business combinations, we record goodwill or gain on bargain purchase, which is the cost to purchase the business minus the fair value of the tangible assets, the intangible assets that can be identified, and the liabilities obtained in the purchase, if any. Goodwill recorded from business combinations is deductible for income tax purposes. Inventories are valued at net realizable value. Trademarks recorded related to certain business combinations are not amortized as each is considered to have an indefinite life. The fair value of the trademarks is estimated by applying an income approach. These fair value measurements are based on significant inputs that are not observable in the market and, therefore, represent Level 3 measurements.

The Sommelier Company

On June 22, 2021, we acquired the net assets of The Sommelier Company consisting of customer relationships, independent Sommelier relationships and brand trademarks, for total consideration of $12.0 million. Consideration transferred consisted of a cash payment of $8.0 million and contingent consideration up to of $4.0 million, whereby the Company will pay the seller three annual Earn-Out payments over three years, determined as a percentage of EBITDA.

The following table summarizes the allocation of the purchase price to the fair value of the assets acquired at the date of acquisition:

(in thousands)
Sommelier
Sources of financing
Cash	$8,000
Contingent consideration	4,000
Fair value of consideration	12,000

Assets acquired
Customer relationships	1,500
Sommelier relationships	1,000
Trademark	600
Accrued liabilities	(92)
Total net assets acquired	3,008

Goodwill	$8,992

Goodwill represents the excess of the purchase price over the fair value of the net intangible assets acquired. The acquisition of The Sommelier Company resulted in the recognition of approximately $9.0 million of goodwill. The Company believes this goodwill is attributable to its investment in synergies for expanding its reach in its direct-to-consumer and business-to-business customer base. In accordance with ASC 350, goodwill will not be amortized but rather will be tested for impairment at least annually.

Intangible assets associated with the customer relationships and Sommelier relationships acquired as a result of the Sommelier acquisition are being amortized over their estimated useful life using the straight-line method of amortization, which materially approximates the distribution of the economic value of the identified intangible asset. Amortization of the customer relationships and Sommelier relationships was not significant to the consolidated statements of operations. Key assumptions in valuing the customer relationships utilizing an Income Approach, specifically the excess earnings method included (1) a discount rate of twenty percent (20%), (2) an annual customer attrition rate of fifty percent (50%), and contributory asset charges of three-point eight percent (3.8%). Key assumptions in valuing the Sommelier relationships utilizing a Cost Approach, included (1) a replacement period of 5 years and (2) an annual return on investment of nineteen percent (19%). Key assumptions in valuing the acquired trademarks and indefinite lived assets, using the Income Approach include (1) discount rate of nineteen percent (19%) and (2) assumed pre-tax royalty rate of one point five percent (1.5%).

The results of operations of The Sommelier Company for the period from the June 22, 2021 acquisition date through June 30, 2021, are included in the accompanying consolidated statements of operations. Transaction costs associated with the acquisition were immaterial.

Kunde Vineyards and Winery

On April 19, 2021, the Company acquired 100% of the outstanding equity of Kunde Enterprise Inc. (“Kunde”) for total consideration, including amounts to acquire the combined 33.3% ownership held by two of the Company stockholders, of which one is an executive officer of the Company, of approximately $53.0 million, net of pre-existing relationship net liabilities due to Kunde of $5.9 million. Kunde produces and sells premium Sonoma Valley varietal wines via the wholesale channel as well as internationally and locally through its tasting room, wine club, and internet site. In addition, Kunde provides wine storage, processing, and bottling services for other wineries, including the Company. The operations of Kunde align with those of the Company, providing for expanded synergies and growth through the acquisition. Kunde met the definition of a business, and therefore is accounted for as a business combination. Prior to the acquisition, effective January 1, 2021, the Company provided distribution and marketing services for Kunde products. (See Note 13).

The $53.0 million purchase consideration was comprised of approximately $21.5 million of cash, approximately $11.7 million of notes payable to the sellers, and the issuance of 906,345 shares (2,589,507 shares retroactively restated giving effect to the recapitalization transaction discussed in

Note 1) of the Company’s Series A stock, with a value of $25.8 million, which totaled $58.9 million less the release of pre-existing net liabilities between the Company and Kunde of $5.9 million. Two of the three notes payable issued to the sellers as purchase consideration have a stated interest rate of Prime plus 1.00%, compounded quarterly, and mature on January 5, 2022, while the third note has a stated interest rate of 1.61%, compounded quarterly, and matures on December 31, 2021. To fund the cash portion of the purchase consideration, we utilized the April 2021 increase in the line of credit and delay draw term loan under the amended and restated loan and security agreement. (See Note 7).

The following table summarizes the allocation of the purchase price to the fair value of the assets acquired at the date of acquisition:

(in thousands)
Kunde Vineyards and Winery
Sources of financing
Cash	$21,464
Note payable to sellers	11,668
Stock	25,831
Fair value of consideration	58,963
Pre-existing relationship, net liability to Kunde	(5,900)
Fair value of consideration	53,063

Assets acquired
Accounts receivable, prepaid expenses and other current assets	858
Inventories	20,300
Land and vineyards	3,351
Buildings	15,524
Winery equipment	5,976
Trademarks	3,500
Customer relationships	3,300
Winery use permit	1,250
Current liabilities	(4,562)
Deferred tax liability	(10,214)
Total net assets acquired	39,283

Goodwill	$13,780

Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired and is not deductible for tax purposes. The acquisition of Kunde resulted in the recognition of $13.8 million of goodwill. We believe this goodwill is attributable to our investment in synergies for expanding our brands in each of the three operating segments. In accordance with ASC 350, goodwill will not be amortized but rather will be tested for impairment at least annually.

Intangible assets associated with the customer relationships acquired as a result of the Kunde acquisition is being amortized over their estimated useful life using the straight-line method of amortization, which materially approximates the distribution of the economic value of the identified intangible asset. Amortization of the acquired customer relationships was not significant to the consolidated statements of operations. Key assumptions in valuing the customer relationships utilizing the Excess Earning Method include (1) future cash flow projections, (2) a repeat business probability assumption of sixty percent (60%), and (3) a discount rate of 19.0%. Key assumptions in valuing the acquired trademarks and indefinite lived assets, using the relief-from-royalty method include (1) a royalty rate of 2.75%, and (2) a discount rate of 19.0%.

The results of operations of Kunde for the period from the April 19, 2021 acquisition date through June 30, 2021, are included in the accompanying consolidated statements of operations since the acquisition date. Transaction costs associated with the acquisition were not significant.

Pro-forma Condensed Consolidated Financial Information (Unaudited)

The results of operations for Kunde and the estimated fair values of the assets acquired and liabilities assumed have been included in the Company’s consolidated financial statements since its respective date of acquisition. For the year ended June 30, 2021, and since the April 2021 date of its acquisition, Kunde contributed $2.1 million to the Company’s revenues and increased net income by $0.9 million. The unaudited pro forma financial information in the table below summarizes the combined results of the Company’s operations and those of Kunde for the periods shown as if the acquisition of Kunde had occurred on July 1, 2019. The unaudited pro forma financial information includes the business combination accounting effects of the acquisition, including amortization charges from acquired intangible assets. The unaudited pro forma financial information presented below is for informational purposes only, and is subject to a number of estimates, assumptions and other uncertainties.

	June 30,
(in thousands)	2021	2020
	Unaudited	Unaudited
Total pro forma revenues	$233,215	$207,522
Pro forma net income (loss)	$11,488	$(7,617)

Owen Roe Winery

In September 2019, the Company acquired assets, including inventory, land, winery equipment and brand trademarks from Owen Roe Winery for total consideration of approximately $16.1 million. Consideration consisted of cash of approximately $15.1 million and contingent consideration of $1.0 million whereby we will pay the seller a fixed fee based on sales of the wine brands acquired for four years.

The following table summarizes the allocation of the purchase price to the fair value of the assets acquired at the date of acquisition:

(in thousands)
Owen Roe Vineyards and Winery
Sources of financing
Cash	$15,131
Contingent consideration	1,000
Fair value of consideration	16,131

Assets acquired
Land	1,845
Vineyards	1,465
Buildings	2,852
Winery equipment	2,250
Inventories	7,189
Library wines contracts	200
Trademarks	320
Total assets acquired	16,121

Goodwill	$10

Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. The acquisition of Owen Roe resulted in the recognition of $10 thousand of goodwill. We believe this goodwill is attributable to our investment in synergies for expanding our brands in the wholesale market. In accordance with ASC 350, goodwill will not be amortized but rather will be tested for impairment at least annually. Key assumptions in valuing the trademarks include (1) a royalty rate of 2.0%, and (2) a discount rate of 28.0%.

The results of operations of Owen Roe for the period from the September 1, 2019 acquisition date through June 30, 2020, are included in the accompanying consolidated statements of operations. Transaction costs associated with the acquisition were approximately $61 thousand.

4. Goodwill and Intangible Assets

Our goodwill of approximately $109.9 million and $87.1 million as of June 30, 2021 and 2020, represents the excess of purchase consideration over the fair value of assets acquired and liabilities assumed. We completed our qualitative goodwill impairment analysis for the wholesale and direct-to-consumer reporting units during the fourth quarters of each reporting period and concluded it was not more-likely-than-not that the fair value of the goodwill exceeded its carrying value and no further testing was required.

The following is a rollforward of the Company’s goodwill by segment:

(in thousands)	Wholesale	Direct to Consumer	Business to Business	Other/Non-allocated	Total
Balance, June 30, 2019	$85,930	$1,183	$-	$-	$87,113
Owen Roe	10	-	-	-	10
Balance, June 30, 2020	85,940	1,183	-	-	87,123
Kunde	2,868	10,167	745		13,780
Sommelier		8,992			8,992
Balance, June 30, 2021	$88,808	$20,342	$745	$-	$109,895

As of June 30, 2021 and 2020, the gross goodwill balance and accumulated impairment losses are $109.9 million and $87.1 million, and $246 thousand and $246 thousand, respectively.

Intangibles assets are comprised of indefinite and definite lived assets. The definite lived assets are amortized on a straight-line basis, which reflects the expected pattern in which the economic benefits of the intangibles assets are being obtained, over an estimated useful life of five years.

The components of finite-lived intangible assets, accumulated amortization, and indefinite-lived assets are as follows:

	As of June 30, 2021
(in thousands)	Finite Lives					Indefinite Lives
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Estimated useful life (in years)	Weighted Average Remaining Amortization Period (in years)	Amount	Total
Trademarks	$-	$-	$-	-	n/a	$23,229	$23,229
Winery use permits	-	-	-	-	n/a	6,750	6,750
Customer and Sommelier relationships	6,300	(200)	6,100	5	4.7	-	6,100
Total	$6,300	$(200)	$6,100			$29,979	$36,079

	As of June 30, 2020
(in thousands)	Finite Lives					Indefinite Lives
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Estimated useful life (in years)	Weighted Average Remaining Amortization Period (in years)	Amount	Total
Trademarks	$-	$-	$-	-	n/a	$20,210	$20,210
Winery use permits	-	-	-	-	n/a	5,500	5,500
Customer relationships	500	(100)	400	5	4	-	400
Total	$500	$(100)	$400			$25,710	$26,110

We recognized trademark impairments of approximately $1.1 million and $1.3 million for the years ended June 30, 2021 and 2020, respectively, resulting from a decline in projected future cash inflows for specific trademarks. We estimate the fair value of our trademarks using the relief-from-royalty method. Impairment losses are recognized as a component of non-allocable costs in each applicable reporting period.

Amortization expense related to customer relationships was $100 thousand for the years ended June 30, 2021 and June 30, 2020, respectively. Amortization expense related to the acquired Kunde customer relationships was immaterial for the year ended June 30, 2021.

As of June 30, 2021, the estimated future amortization expense for finite-lived intangible assets is as follows:

(in thousands)
2022	$1,260
2023	1,260
2024	1,260
2025	1,160
2026	1,160
Total estimated amortization expense	$6,100

5. Fair Value Measurements

The following tables summarize assets and liabilities measured at fair value on a recurring basis as of June 30, 2021 and June 30, 2020:

	As of June 30, 2021

	Fair Value Measurements
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$6,525	$-	$-	$6,525
Total	$6,525	$-	$-	$6,525

Liabilities:
Contingent consideration liabilities	$-	$-	$4,631	$4,631
Interest rate swaps	-	13,807	-	13,807
Total	$-	$13,807	$4,631	$18,438

	As of June 30, 2020

	Fair Value Measurements
(in thousands)	Level 1	Level 2	Level 3	Total
Liabilities:
Contingent consideration liabilities	$-	$-	$1,641	$1,641
Interest rate swaps	-	19,943	-	19,943
Total	$-	$19,943	$1,641	$21,584

We assess the fair value of contingent consideration to be settled in cash related to acquisitions using probability weighted models for the various contractual earn-outs. These are Level 3 measurements. Significant unobservable inputs used in the estimated fair values of these contingent consideration liabilities include probabilities of achieving customer related performance targets, specified sales milestones, consulting milestones, changes in unresolved claim, projected revenue or changes in discount rates.

The Earnout Shares have been excluded from the fair value table as they are equity classified and therefore are not subject to future fair value adjustments. (See Note 1)

The fair value of interest rate swaps is estimated using a discounted cash flow analysis that considers the expected future cash flows of each interest rate swap. This analysis reflects the contractual terms of the interest rate swap, including the remaining period to maturity, and uses market-corroborated Level 2 inputs, including forward interest rate curves and implied interest rate volatilities. The fair value of an interest rate swap is estimated by discounting future fixed cash payments against the discounted expected variable cash receipts. The variable cash receipts are estimated based on an expectation of future interest rates derived from forward interest rate curves. The fair value of an interest rate swap also incorporates credit valuation adjustments to reflect the non-performance risk of the Company and the respective counterparty.

The following table provides a reconciliation of liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

(in thousands)	Contingent Consideration
Balance at June 30, 2019	$2,695
Acquisitions	1,000
Payments	(1,019)
Change in fair value	(1,035)
Balance at June 30, 2020	1,641
Acquisitions	4,000
Payments	(555)
Change in fair value	329
Balance at June 30, 2021	5,415
Less: current portion	(2,153)
Long term portion	$3,262

The current and long-term portion of contingent consideration is included within the accrued liabilities and other payables and other long-term liabilities, respectively, in the consolidated balance sheets.

6. Balance Sheet Components

Inventory

Inventory consists of the following at June 30, 2021 and June 30, 2020:

	June 30,
(in thousands)	2021	2020

Bulk wine and spirits	$119,333	$124,944
Bottled wine and spirits	90,083	68,684
Bottling and packaging supplies	10,482	11,798
Nonwine inventory	1,247	1,032
Total inventories	$221,145	$206,458

During the year ended June 30, 2021 , we recognized impairment of inventory of $3.3 million associated with inventory damage caused by the 2020 Northern California wildfires.

During the year ended June 30, 2020, we recognized an impairment of inventory of approximately $3.9 million associated with inventory damage caused by Northern California fires. In December 2020, we entered into a settlement agreement for $4.8 million in connection with the damaged inventory.

Property and Equipment

Property and equipment consists of the following at June 30, 2021 and June 30, 2020:

	June 30,
(in thousands)	2021	2020
Buildings and improvements	$129,288	$95,270
Land	33,734	31,330
Machinery and equipment	58,227	35,935
Cooperage	10,551	11,074
Vineyards	21,364	19,478
Furniture and equipment	1,343	1,157
	254,507	194,244
Less accumulated depreciation and amortization	(52,791)	(44,568)
	201,716	149,676
Construction in progress	11,957	12,497
	$213,673	$162,173

Depreciation and amortization expense related to property and equipment was approximately $11.3 million and $11.7 million for the years ended June 30, 2021 and 2020, respectively.

During the year ended June 30, 2020, we sold a vineyard for approximately $35.2 million. As part of the transaction, we disposed of long-lived assets, including land, vineyards, and winery equipment, with a net book value of approximately $20.7 million. Simultaneously, with the close of the transaction, we entered into a lease with the purchaser for 10 years, with options to extend the lease for two additional periods of ten years each. The sale of the land, vineyards, and winery equipment, and immediate leaseback of the facility qualified for sale-leaseback accounting. The lease was evaluated and classified as an operating lease. Given we were considered to retain more than a minor part, but less than substantially, all of the use of the property and the gain on disposal of assets of $14.4 million did not exceed the present value of the minimum lease payments over the lease term of approximately $21.0 million, the gain on disposal of assets of $14.4 million was deferred and is being recognized over the 10-year lease as a reduction of rent expense over the life of the lease. We recognized $1.3 million and $1.1 million for the years ended June 30, 2021 and 2020, respectively, as a component of gain (loss) on property, plant, and equipment within income from operations.

Accrued Expenses and Other Current Liabilities

Accrued expenses consisted of the following at June 30, 2021 and June 30, 2020:

	June 30,
(in thousands)	2021	2020
Accrued purchases	$10,790	$5,182
Accrued employee compensation	3,981	2,256
Other accrued expenses	6,754	2,308
Non related party accrued interest expense	112	1,442
Contingent consideration	2,151	967
Unearned Income	1,200	823
Accrued trade commissions	90	347
Total Accrued liabilities and other payables	$25,078	$13,325

7. Line of Credit

Through July 18, 2019, we had a $170.0 million revolving line of credit, with interest on outstanding draws at LIBOR plus 1.25% to 1.50%. Repayment terms called for monthly interest payments, with the entire balance, including all accrued interest, due and payable in July 2019. The line of credit was secured by substantially all the inventory and accounts receivable assets of the Company, and the borrowing base was determined by eligible accounts receivable and inventories, as defined in the agreement. The line of credit agreement required compliance with certain financial covenants and non-financial covenants. Subsequent to December 31, 2018, we were in default of certain non-financial covenants and obtained an amendment to the agreement that included a waiver for the events of default. The line of credit was repaid from the proceeds of a new credit facility issued on the same date of July 18, 2019. No fees were incurred or written-off in respect of the repayment as the line of credit expired on the date of repayment and all amounts capitalized had been fully amortized at that date.

In July 2019, we executed a $335.0 million loan and security agreement (See Note 9). Included as a component of the $335.0 million loan and security agreement was a new accounts receivable and inventory revolving facility in an aggregate principal amount of up to $185.0 million. In November 2019, the allowable aggregate borrowings under the July 2019 revolving facility were increased to $200.0 million, thereby increasing the total permitted borrowing under the loan and security agreement to $350.0 million. The outstanding borrowings under the revolving facility accrue interest at a rate of LIBOR plus a range of 1.25% - 1.75%, based on average availability as defined in the loan and security agreement and have a maturity of July 2024.

As of April 13, 2021, we entered into an amended and restated loan and security agreement to increase the credit facility from an aggregate of $350.0 million to $480.0 million, consisting of an accounts receivable and inventory revolving facility up to $230.0 million, a term loan in a principal amount of up to $100.0 million, a capital expenditures facility in an aggregate principal of up to $50.0 million, and a new delay draw term loan facility up to an aggregate of $100.0 million. The effective interest rate under the revolving facility was 4.0% and 2.21% for the years ended June 30, 2021 and 2020, respectively. See Note 9.

As of June 30, 2021 and 2020, the Company had approximately $125.0 million and $30.0 million, respectively, available under the line of credit.

8. Interest Rate Swaps

In April 2021, we executed an agreement to amend and restate, in its entirety, the June 2018 interest rate swap with a fixed notional amount of $50.0 million, increasing the fixed notional amount to $75.0 million at a fixed rate of 2.32%. The agreement, effective April 25, 2021, called for monthly interest payments until the termination in June 2028. The fair value of the $75.0 million swap agreement was a liability of $6.2 million at June 30, 2021.

In March 2020, we entered into two interest rate swap agreements with fixed notional amounts of $28.8 million and $46.8 million at a fixed rate of 0.77% and 0.71%, respectively. The agreement calls for monthly interest payments until termination in July 2026 and March 2025, respectively. The fair value of the $28.8 million swap agreement was a liability of $191 thousand and $817 thousand at June 30, 2021 and 2020, respectively. The fair value of the $46.8 million swap agreement was a liability of $280 thousand and $1.1 million at June 30, 2021 and 2020, respectively.

In July 2019, in connection with the 2019 Loan and Security Agreement (See Note 9), we transferred an interest rate swap agreement with a fixed notional amount of $20.0 million at a fixed rate of 2.99% dated June 2018, to our new lender. Shortly thereafter, the interest rate swap of $20.0 million was amended and restated in its entirety to increase the notional amount to $50.0 million at a fixed rate of 2.34%. The agreement calls for monthly interest payments until termination in July 2026. The fair value of the 2019 swap agreement was a liability of $3.7 million and $6.0 million at June 30, 2021 and 2020, respectively.

In May 2019, we entered into an interest rate swap agreement, with a fixed notional amount of $50.0 million at a fixed rate of 2.25%. The agreement calls for monthly interest payments until termination in May 2026. The fair value of the swap agreement was a liability of $3.4 million and $5.6 million at June 30, 2021 and 2020, respectively.

In June 2018, we entered into two interest rate swap agreements, with fixed notional amounts of $50.0 million and $20.0 million, at a fixed rate of 2.92% and 2.99%, respectively. The agreements call for monthly interest payments until termination in June 2025. The fair value of the $50.0 swap agreement resulted in liabilities of none and $6.5 million at June 30, 2021 and 2020, respectively. The fair value of the $20.0 million swap agreement resulted in liabilities of $1.5 million at June 30, 2020. The $20.0 million swap agreement was transferred to its new lender in July 2019.

Interest rate swaps consisted of the following as of June 30, 2021 and 2020:

	Fixed Notional Amount				Fair Value Liability
(in thousands)	June 30,				June 30,
Date of agreement	2021	2020	Fixed Interest Rate	Termination Date	2021	2020
April 2021	$75,000	$-	2.32%	June 2028	$6,231	$-
March 2020	$28,800	$28,800	0.78%	July 2026	191	817
March 2020	$46,800	$46,800	0.71%	March 2025	280	1,089
July 2019	$50,000	$50,000	2.34%	July 2026	3,699	5,956
May 2019	$50,000	$50,000	2.25%	May 2026	3,406	5,568
June 2018	$-	$50,000	2.34%	June 2025	-	6,513
					$13,807	$19,943

9. Long-Term and Other Short-Term Borrowings

The following table summarizes long-term and other short-term obligations as of June 30, 2021 and 2020:

	June 30,
(in thousands)	2021	2020
Secured subordinate convertible promissory note; payable in annual installments of $4,750,000 with interest at the prime rate; matures in January 2022; secured by the assets of the Company; subordinated to the loan and security agreement	$-	$9,500

Unsecured promissory note; payable in annual installments of $875,000 with interest at the prime rate plus 1.00%; paid in full in January 2021; subordinated to line of credit	-	875

Note to a bank with interest at LIBOR (0.86% at June 30, 2021) plus 1.75%; payable in quarterly installments of $1,179,800 principal with applicable interest; matures in September 2026; secured by specific assets of the Company. Loan amended April 2021, quarterly payments of $1,065,807 reduced from $1,179,800 starting June 2021. Revised maturity date July 2026	81,055	96,461

Capital expenditures borrowings, payable during draw periods in monthly interest payments at Alternate Base Rate (ABR) (4% at June 30, 2021) with draw expiring July 2026	45,084	16,174

Capital expenditures borrowing, payable during draw periods in monthly interest payments at LIBOR plus 1.75% with draw period expiring in July 2022. Capital expenditures borrowings rolled into ABR capital expenditures borrowings.	-	28,757

Note to a bank with interest fixed at 3.60%, payable in monthly installments of $60,333 principal with applicable interest; matures in April 2023	1,227	1,836

Note to a bank with interest fixed at 2.75%, payable in monthly installments of $60,825 principal with applicable interest; matures in March 2024	1,876	-

Unsecured note to a bank, under the Paycheck Protection Program offered by the Small Business Administration, with an interest rate of 1.00%; matures in April 2022.	-	6,525

Delayed Draw Term Loan ("DDTL") with interest at LIBOR plus 1.84%. Matures in July 2024. Interest only through draw period ending April 2022.	29,250	-

DDTL with ABR (4.00% at June 30, 2021). Matures in July 2024. Interest only through draw period ending May 2022. No interest payments in fiscal year 2021.	37,892	-

Short term unsecured promissory note; principal and interest payable upon maturity with interest at the prime rate plus 1.00%; matures in January 2022;	2,917

Short term unsecured promissory note; principal and interest payable upon maturity with interest at the prime rate plus 1.00%; matures in January 2022;	2,917

Short term unsecured promissory note; principal and interest payable upon maturity with interest at 1.06%; matures in December 31 2021;	5,834
	208,052	160,128
Less current maturities	(22,964)	(16,298)
Less unamortized deferred financing costs	(1,547)	(791)
	$183,541	$143,039

Loan and Security Agreement

During the year ended June 30, 2020, we entered into a $350.0 million loan and security agreement, as amended. This consisted of an accounts receivable and inventory revolving facility in an aggregate principal amount of $200.0 million (see Note 7), a term loan in a principal amount of up to $100.0 million, and a capital expenditure facility in an aggregate principal amount of up to $50.0 million. Proceeds from the credit facility paid down existing loans payable of approximately $90.1 million, repaid the line of credit maturing in July 2019, of approximately $156.2 million, and paid loan fees of approximately $0.3 million. In July 2019, we novated the Interest Rate Swap Agreement of $20.0 million at a fixed rate of 2.99%. The novation created a new swap agreement while cancelling the original agreement. See Note 8.

A portion of the financing in July 2019 was considered to be a modification of prior existing debt. Lender fees in an amount of approximately $0.7 million and third-party costs of approximately $0.5 million were recognized and treated either as a reduction in the carrying value of the debt (in respect of term loans and capital expenditure loans) or as an asset in our consolidated balance sheet (in respect of the revolving facility). These amounts recognized were being amortized over a period of five years in respect of the revolving facility and seven years in respect of the term loan and capital expenditure facility. In addition, as part of the debt modification, we recognized deferred financing costs of approximately $0.1 million.

As of April 13, 2021, we entered into an amended and restated loan and security agreement to increase the credit facility from an aggregate of $350.0 million to $480.0 million consisting of an accounts receivable and inventory revolving facility up to $230.0 million (see Note 7), a term loan in a principal amount of up to $100.0 million, a capital expenditures facility in an aggregate principal of up to $50.0 million, and a new delayed draw term loan facility up to an aggregate of $100.0 million which was limited to an aggregate of $55.0 million upon merger (See Note 2). All other terms of the original agreement generally remain the same. We accounted for the amendments as a debt modification in accordance with the Accounting Standards Codification (“ASC”) 470-50, Modifications and Extinguishments. As a result, the amortization period on the debt issuance costs was extended to the new April 13, 2026 maturity date.

Concurrent with the amendment, we executed approximately a $29.3 million draw on the delayed draw term loan facility. Proceeds from the new loan were used to pay down $10.8 million and $12.1 million of the existing term loan and outstanding line of credit, respectively, deposit cash of $4.8 million into a restricted cash collateral account, and pay bank fees and third party expenses associated with the amendment . The loans bear interest at a rate of 1.75% above LIBOR, while the revolving facility bears interest at rates ranging from 1.25% to 1.75% above LIBOR depending upon the ratio of certain of the company’s assets to the amount borrowed.

In connection with the April 2021 Loan and Security Agreement, we also entered into a Deposit Control Agreement which required $4.8 million of the total cash received upon amendment to be placed into a restricted cash collateral account. Funds within this account are subject to release upon the completion of certain construction work associated at the Ray’s Station production facility.

Convertible Notes

On January 2, 2018, as purchase consideration in the January 2, 2018 acquisition of One True Vine, we issued a secured convertible promissory note to the sellers (the “2018 Convertible Note”) equal to $19.0 million. The 2018 Convertible Note accrued interest at a rate equal to Prime which was adjusted on each six-month anniversary of the issuance date. Under the terms of the 2018 Convertible Note, the outstanding principal and accrued interest were subject to repayments either through the defined repayment schedule of four annual equal installments of principal and unpaid interest on the annual anniversary of the note, prepayments, or optional conversion to convert all or part of any regularity scheduled principal installment starting with the second principal installment or upon the occurrence of any liquidity event. Absent the election to convert upon the occurrence of a liquidity event, inclusive of change of control as defined in the agreement, the entire then outstanding principal amount plus accrued interest would have been required to be paid no later than five business days following the event. Conversion of the note was effective as of the date upon which the liquidity event is consummated or the applicable payment date. The per share exercise price with respect to the conversion of all or part of the note was equal to the price per share of our then most recent valuation determined for the purpose of our employee option pool. Upon the occurrence of any event of default, all accrued but unpaid interest and principal is due and payable, plus would incur an increase in the interest rate of four percent (4%) per annum calculated from the due date until payment in full. The obligation of the note was secured by our assets and was subordinate to the outstanding debt under our credit facility with Bank of the West.

On May 6, 2021, the holder of the outstanding secured convertible promissory note elected to convert the outstanding balance of approximately $4.8 million and, as a result of negotiations between parties, accrued interest of $67 thousand, resulting in the issuance of 233,862 shares of Series A stock on June 7, 2021, which were then exchanged for an aggregate of 668,164 shares of the Company's common stock upon closing of the Merger.

Paycheck Protection Program

Our $6.5 million Paycheck Protection Program loan (the “PPP Loan”), under Division A, Title I of the Coronavirus Aid, Relief and Economic Security (“CARES”) Act on April 14, 2020, required monthly amortized principal and interest payments to begin six months after the date of disbursement. In October 2020, the deferral period associated with the monthly payments was extended from six to ten months. While the PPP Loan had a two-year maturity, the amended law permitted the borrower to request a five-year maturity from its lender.

Under the terms of the CARES Act, as amended by the Paycheck Protection Program Flexibility Act of 2020, we were eligible to apply for and received forgiveness for all or a portion of the PPP Loan. Such forgiveness was determined, subject to limitations, based on the use of loan proceeds for certain permissible purposes as set forth in the PPP, including, but not limited to, payroll costs (as defined under the PPP) and mortgage interest, rent or utility costs (collectively, “Qualifying Expenses”), and on the maintenance of employee and compensation levels during the twenty-four week period following the funding of the PPP Loan. As of June 30, 2020, given the inability to conclude the forgiveness of all, or any portion of, the outstanding obligation as probable, the proceeds, and related accrued interest, have been accounted for as debt in accordance with ASC 470—Debt.

On June 25, 2021, we received notification from the Small Business Association that our Forgiveness Application of the PPP Loan and accrued interest, totaling approximately $6.6 million, was approved in full, and we had no further obligations related to the PPP Loan. Accordingly, we recorded a gain on the forgiveness of the PPP Loan.

Kunde

In connection with the acquisition of Kunde (See Note 3), we issued unsecured promissory notes to the selling Kunde shareholders totaling $11.7 million. Two of the three notes payable issued to the sellers as purchase consideration have a stated interest rate of Prime plus 1.00%, compounded quarterly, and mature on January 5, 2022, while the third note has a stated interest rate of 1.06%, compounded quarterly, and matures on December 31, 2021 Terms of the note allow for full or partial prepayment without penalty and is due in full, along with accrued interest, upon an event of default as defined by the agreement. During the period of default, the interest rate on any then outstanding balance increases to four (4) percent under two notes totaling $5.8 million and ten (10) percent on the third note until the outstanding obligation is paid in full. Upon any liquidity event of the Company, the entire outstanding balance of principal and interest of the outstanding notes automatically becomes due and payable.

As referenced above, certain notes in long term debt require compliance with financial and non-financial covenants including, among other things, covenants limiting our ability to incur certain indebtedness, limitations on disposition of assets, engage in mergers and consolidations, make acquisitions or other investments and make changes in the nature of the business. Additionally, the Loan and Security Agreement also requires us to maintain a certain fixed charge coverage ratio.

The Company was in compliance with these covenants as of June 30, 2021.

Maturities of Long-Term and Other Short-Term Borrowings

Maturities of long-term and other short-term borrowings for succeeding years are as follows:

(in thousands)
Year Ending June 30,
2022	$22,964
2023	12,562
2024	11,695
2025	69,007
2026	91,824
$208,052

10. Redeemable Series A and Series B Stock and Non-Controlling Interest

For periods prior to the Merger, the reported share and per share amounts have been retroactively converted (“Retroactive Conversion”) by applying the Exchange Ratio.

Series A Redeemable Stock

January 2018 Tamarack Cellars Series A Redeemable Stock

As part of the acquisition of Tamarack Cellars in January 2018, we issued 372,387 shares of our no par common stock to the seller as part of the purchase consideration (see Note 3). These 372,387 shares contained a put option allowing the holder to put the shares back to us, and became exercisable four years from their issuance, and only for a thirty-day period (the put option is exercisable from January 2, 2022 through February 2, 2022).

In April 2018, these 372,387 common shares with the put right were exchanged for 372,387 Series A shares. The terms of the put right carried over to the exchanged 372,387 Series A shares. Because the 372,387 shares of Series A with the put right are redeemable by the holder beginning in January 2022 (four years from their issuance), this holder may require the Company to redeem these shares for cash at a per share purchase price equal to the fair value of the underlying shares at the exercise date. As this redemption event is not solely within the control of the Company, the 372,387 Series A shares have been classified outside of stockholders’ equity in accordance with authoritative guidance for the classification and measurement of potentially redeemable securities.

At each reporting date, and until the put right is either exercised or expires, we will accrete the initial carrying value of the 372,387 Series A shares to its expected redemption amount as if redemption occurred at that reporting date. The accreted amount each period for these shares is comprised solely of any change in the fair value of the underlying shares since the prior reporting date. However, the carrying value can never fall below the original issue price of the underlying 372,387 Series A shares. The amounts accreted each reporting period are recorded as a deemed dividend. As a result of the Merger and conversion of Series A shares to shares of the Company’s common stock, we recorded accretion up to the fair value on June 7, 2021.

The amounts accreted as deemed dividends were $1.1 million and none for the years ended June 30, 2021 and 2020, respectively. Since accretion exceeded retained earnings for the year ended June 30, 2021, no accretion was recorded to retained earnings and $1.1 million was recorded to additional paid in capital.

The redemption amount of the January 2018 Tamarack Cellars Series A Redeemable Stock was none at June 30, 2021. At June 30, 2020, the $2.6 million carrying amount of the July 2018 Series A common shares exceeded the redemption amount therefore, no accretion was required for the year ended June 30, 2020.

In connection with the closing of the Merger, 372,387 shares of the January 2018 Tamarack Cellars Series A Redeemable Stock were exchanged for shares of the Company’s common stock (See Note 2).

April 2018 Series A Redeemable Stock

In April 2018, we amended our articles of incorporation resulting in (i) the establishment of a new class of no par Series A stock and (ii) each of the issued and outstanding shares of no par common stock being changed and reclassified into shares (1-for-1 exchange) of Series A stock.

In April 2018, of the 20,785,643 Series A shares issued, 17,919,218 shares were held by Major Investors who were granted a new put right. A Major Investor is any holder of Series A shares or Series B shares who, individually or together with such investor’s affiliates, holds at least five percent (5%) of the then outstanding equity securities of the Company on a fully diluted basis.

Because the 17,919,217 Series A shares with the put right are redeemable by the holder beginning in April 2025 (seven years from their issuance), the holders may require the Company to redeem the 17,919,217 Series A shares for cash at a per share purchase price equal to the fair market value of the underlying shares at the exercise date. The put right has no expiration date (a perpetual right). Because this redemption right is not solely within the control of the Company, the17,919,217 shares Series A shares have been classified outside of stockholders’ equity in accordance with authoritative guidance for the classification and measurement of potentially redeemable securities.

In April 2018, using the effective interest method, we began to accrete the $12,483,700 carrying amount of the 17,919,217 Series A shares to their expected redemption amount at April 4, 2025; and at each reporting date thereafter, we re-estimate the expected redemption amount at April 4, 2025, based on any changes of (i) when the redemption event is expected to occur or its probability and (ii) the change in fair value of the Series A shares underlying the put option. Both of these two variable components represent the change to the carrying value in a reporting period. However, the carrying value can never fall below the original issue price of the underlying Series A shares. The amounts accreted each reporting period are recorded as a deemed dividend. As a result of the Merger and conversion of Series A shares to the Company’s Common shares, we recorded accretion up to the fair value on June 7, 2021.

The amounts accreted as deemed dividends was $152.3 million and $7.8 million for the years ended June 30, 2021 and 2020, respectively. Since accretion exceed retained earnings for the year ended June 30, 2021, $25.1 million was recorded to retained earnings and $133.0 million was recorded to additional paid in capital.

The redemption amount of the April 18 Series A redeemable stock was none and $37.8 million at June 30, 2021 and 2020, respectively.

In connection with the closing of the Merger, 17,919,218 shares of the April 2018 Series A redeemable stock were exchanged for the Company’s Common stock (See Note 2).

July 2018 Issuance of Series A Redeemable Stock

Concurrent with the repurchase and cancellation of 1,134,946 Series B shares in July 2018, the Company issued 1,134,946 Series A shares to an investor for gross proceeds of $8.3 million, or $20.86 per share.

The 1,134,946 Series A shares granted the holder the right to put the shares back to the Company at a strike price equal to the fair value of the underlying shares at the exercise date. The put right, which has no expiration date, becomes exercisable only if the sole holder of the Series B shares exercises its put right to redeem its Series B shares. Therefore, the put is contingent upon the Series B holder exercising its put right. The contingent put right in the 1,134,946 Series A shares becomes exercisable in April 2025, or 6.75 years from the July 2018 issuance date (the put right held by the holder of the Series B shares and held by the holder of the 1,134,946 Series A shares, become exercisable on the same date, or April 4, 2025).

Because the 1,134,946 Series A shares are redeemable by the holder, beginning in April 2025, the holder may require the Company to redeem these Series A shares for cash at a per share purchase price equal to the fair value of the underlying shares at the put exercise date. Because the redemption of these shares is not solely within the control of the Company, they have been classified outside of stockholders’ equity in accordance with authoritative guidance for the classification and measurement of potentially redeemable securities.

At each reporting date, and until the perpetual put right is either exercised or extinguished, we will accrete the initial carrying value of the 1,134,946 Series A common shares to its expected redemption amount using the effective interest method, from the date of issuance to the earliest date the holder can demand redemption. The accreted amount each period for these shares is comprised solely of any change in fair value since the prior reporting date. However, the carrying value can never fall below the original issue price of the underlying 1,134,946 Series A shares. The amounts accreted each reporting period are recorded as a deemed dividend. As a result of the Merger and conversion of Series A shares to shares of the Company’s common stock, we recorded accretion up to the fair value on June 7, 2021.

The amounts accreted as deemed dividends were $3.1 million and none for the years ended June 30, 2021 and 2020, respectively. Since accretion exceed retained earnings for the year ended June 30, 2021, no accretion was recorded to retained earnings and $133.0 million was recorded to additional paid in capital.

The redemption amount of the July 2018 Series A redeemable stock was none at June 30, 2021. At June 30, 2020, the $8.3 million carrying amount of the July 2018 Series A redeemable stock exceeded the redemption amount.

In connection with the closing of the Merger, 1,134,946 shares of the July 2018 Series A redeemable stock were exchanged for shares of the Company’s common stock (See Note 2).

Series B Redeemable Stock

April 2018 Series B Redeemable Cumulative Series B Stock

In April 2018, we amended our articles of incorporation such that a new class of redeemable cumulative Series B stock was designated, with 28,570,883 shares authorized and no par value. Concurrent to this amendment, the Company and TGAM Agribusiness Fund Holdings LP (“TGAM”) entered into a Stock Purchase Agreement, pursuant to which the Company, in a private placement, agreed to issue and sell to TGAM 5,674,733 shares of the Company’s no par, non-convertible Series B stock, for gross proceeds of $40.0 million, or $39.7 million net of issuance costs. The price per share of the Series B was $7.05.

In July 2018, the Company and TGAM (the sole holder of all Series B shares) entered into a share redemption agreement, whereby the Company repurchased 1,134,947 Series B shares for gross consideration of $8,290,000, or at $7.30 per share.

Holders of Series B shares are entitled to cumulative dividends at a rate of 5% of their original investment per year. No dividends can be paid to Series A stockholders until the cumulative dividends are paid to the holders of Series B shares. Dividends are only paid when declared by the Board of Directors and are distributed pro rata based on the number of Series A shares and Series B shares held by each stockholder after payment of cumulative dividends in arrears if any. As of June 30, 2021, total unpaid cumulative dividends outstanding was $-0-.

The holders of the Series B shares are entitled to one vote for each share of Series B held. Series B shares that are redeemed or otherwise acquired by the Company or any of its subsidiaries shall be automatically and immediately cancelled and retired and shall not be reissued, sold or transferred.

In the event of a voluntary or involuntary liquidation or a deemed liquidation event, the holders of Series B shares are entitled to be paid, pro rata, their cumulative dividends, whether or not declared, before any payment is made to the Series A stock; however, the right of the Series B stock to receive cumulative dividends shall abate and be extinguished to the extent that the sum of the cash consideration received for each Series B share and any cumulative dividends, shall exceed the sum of the original issue price and an internal rate of return (IRR) of 14% on the original investment, compounded annually. Remaining assets will be distributed among the holders of Series A and Series B Stock pro rata based upon the number of shares held by each.

Holders of Series B shares who are Major Investors have a Put Right to cause the Company to purchase all its shares at the fair value of the underlying shares as of the exercise date. A Major Investor is any holder of Series A shares or Series B shares who, individually or together with such investor’s affiliates, holds at least five percent (5%) of the then outstanding equity securities of the Company on a fully diluted basis. The Put Right has no expiration date (a perpetual right) and becomes exercisable in April 2025, or seven years subsequent to the issuance of the underlying 4,539,786 Series B shares. The strike price of the put is the fair value of the underlying shares on the put exercise date, plus all accrued dividends, up to an IRR of 14%.

Because the remaining 4,539,788 shares of Series B stock with the put right are redeemable by the holder beginning in April 2025 (seven years from their issuance), the holder may require the Company to redeem all Series B shares for cash at a per share purchase price equal to the fair value of the underlying shares at the put exercise date, plus accrued dividends. Because this redemption event is not solely within the control of the Company, the Series B stock has been classified outside of stockholders’ equity in accordance with authoritative guidance for the classification and measurement of potentially redeemable securities.

At each reporting date, and until the perpetual put right is either exercised or extinguished, we will accrete the initial $39.7 million carrying value of the Series B shares to its expected redemption amount using the effective interest method, from the date of issuance to the earliest date the holder can demand redemption. The accreted amount each period for Series B shares consists of (i) any change in fair value since the prior reporting date, (ii) accretion of issuance costs and (iii) accrued dividends. However, the carrying value can never fall below the original issue price of the underlying Series B shares. The amounts accreted each reporting period are recorded as a deemed dividend. As a result of the Merger and conversion of Series A shares to the Company’s Common shares, we recorded accretion up to the fair value on June 7, 2021.

The amounts accreted as deemed dividends for the Series B stock were $5.8 million and $5.0 million for the years ended June 30, 2021 and 2020, respectively.

The redemption amount of the Series B redeemable stock was none and $42.7 million at June 30, 2021 and 2020, respectively. Since accretion exceeded retained earnings for the year ended June 30, 2021, no accretion was recorded to retained earnings and $5.8 million was recorded to additional paid in capital.

In June 2021, the Company repurchased 2,889,786 Series B shares for $28.9 million at $10.00 per share plus $3.1 million of accrued dividends.

In connection with the closing of the Merger, 1,650,000 shares of the Series B redeemable stock with a fair value of $16.5 million were exchanged for the Company’s Common stock (See Note 2).

Noncontrolling Redeemable Interest

July 2016 Noncontrolling Redeemable Interest

One of our consolidated subsidiaries, Splinter Group Napa, LLC (“Splinter Group”), has a member who owns a noncontrolling interest in Splinter Group. The membership interest of this member has a put option allowing the member to put its membership interest back to us for cash upon the occurrence of a contingent event. Specifically, we currently have the right, pursuant to the operating agreement with Splinter Group, to acquire all of the membership interest held by Splinter Group if we (a) sell capital stock comprising at least 25% of our then outstanding capital stock to an unaffiliated third party, (b) sell assets comprising at least 25% of the aggregate value of our then existing assets to an unaffiliated third party buyer or (c) merge with and into, an unaffiliated third party buyer. If we choose not to exercise this right following any of these events, the holder of the noncontrolling interest has the right to require us to purchase all of the noncontrolling interest holder’s membership interest at fair value, as determined via appraisal. The redemption amount is the fair value of the noncontrolling interest at the redemption date.

Because this redemption event is not solely within our control, the Splinter Group noncontrolling interest has been classified outside of stockholders’ equity in accordance with authoritative guidance for the classification and measurement of potentially redeemable securities.

Upon purchase of our controlling interest in Splinter Group in July 2016, we classified the noncontrolling interest as temporary equity at its initial carrying amount of approximately $1.4 million. Because of the low probability of this redemption event occurring, we will not subsequently adjust the initial carrying amount of the noncontrolling interest to fair value at each reporting period. Should it become probable that the redemption event will occur, we will thereupon accrete the initial carrying value to its redemption amount equal to its fair value.

11. Stockholders’ Equity

Common Stock

As of June 30, 2021 and 2020, we had reserved shares of stock, on an as-if converted basis, for issuance as follows:

	June 30,
	2021	2020
Options issued and outstanding (see Note 12)	—	900,352
Options available for grant under stock option plans (See Note 12)	—	74,098
Shares subject to term debt optional conversion into Series A stock (1)	—	2,844,863
Warrants	26,000,000	—
Earnout shares	5,726,864	—
Total	31,726,864	3,819,313
(1) Issuance of Series A Stock has been retroactively restated to give effect to the recapitalization transaction

For periods prior to the Merger, the reported share and per share amounts have been retroactively converted (“Retroactive Conversion”) by applying the Exchange Ratio.

Warrants

At June 30, 2021, there were warrants to purchase 26,000,000 shares of the Company’s common stock outstanding.

On August 15, 2019, as part of the units sold in BCAC’s initial public offering ("IPO"), and September 13 2019, following the closing of the over-allotment option, warrants to purchase 18,000,000 shares of common stock at a price of $11.50 per whole share (the “public warrants”). The public warrants are exercisable commencing sixty-five (65) days after the completion of the Merger and expiring five years after the Closing Date of the Merger or earlier upon redemption. Once the public warrants become exercisable, the Company may accelerate the expiry date by providing 30 days’ prior written notice, if and only if, the closing price of the Company’s common stock equals or exceeds $18.00 per share for any 20 trading days within a 30-trading day period. The public warrant holder’s right to exercise will be forfeited unless the warrants are exercised prior to the date specified in the notice of acceleration of the expiry date.

Concurrent with the closing of BCAC’s IPO in August 2019, the sponsor purchased 12,000,000 warrants (the “Private Warrants”) at $1.00 per warrant (for a total purchase price of $12.0 million), with each warrant exercisable or one common share at an exercise price of $11.50, subject to anti-dilution adjustments. The warrants are exercisable commencing 65 days after the completion of the Merger. Pursuant to the transaction agreement, 4,000,000 of the Private Warrants were cancelled upon closing of the Merger.

12. Stock Incentive Plan

The 2021 Omnibus Incentive Plan

Effective June 7, 2021, the Company adopted the 2021 Omnibus Incentive Plan (“the 2021 Plan”) which superseded the 2015 Stock Option Plan. Pursuant to the 2021 Plan, the Board of Directors may grant up to 11,200,000 shares under share-based awards to officers, directors, employees and consultants. The 2021 Plan must be approved by the stockholders of the Company, which approval must occur at the next annual meeting of stockholders and in any event no later than June 7, 2022. The 2021 Plan provides for the issuance of stock options, stock appreciation rights, performance shares, performance units, stock, restricted stock, restricted stock units and cash incentive awards. Shares issued under share-based payment awards may either be authorized and unissued shares or shares held in treasury. The 2021 Plan will terminate on June 7, 2031.

Incentive and non-statutory stock options may be granted with exercise prices not less than 100% of the fair value of our common stock on the date of grant. Awards granted under the 2021 Plan generally expire no later than 10 years after the date of grant.

On June 7, 2021, we legally granted options to purchase shares of common stock. The exercise price of these options was $10.50 per share and will expire 10 years after the grant date. The options will vest with respect to 25% on the date which is 18 months after the grant date and with respect to an additional 25% on each of the second, third and fourth anniversary dates of the grant date. However, the vested portion of the options will only become exercisable if the volume-weighted average price per share of our common stock is at least $12.50 over a 30-day consecutive trading period following the grant date. We evaluated the grants under ASC 718 - Compensation-Stock Compensation and determined a grant date and a service inception date for accounting purposes did not exist as of June 7, 2021 because all necessary approvals had not been obtained, which will not occur until the shareholders have approved the 2021 Plan. Until shareholder approval is obtained, the 2021 Plan and related options are not considered outstanding for accounting purposes (see Note 11), and no compensation expense associated with these grants will be recognized.

The 2015 Stock Option Plan

In October 2015, Legacy VWE established a non-qualified Stock Option Plan ("2015 Plan") for the benefit of certain officers and key employees. The 2015 Plan permitted the granting of options to purchase up to 1,049,450 shares of Class A common stock. The exercise price was to be no less than 100% of the fair market value on the date of the grant, as determined by the Board of Directors. The options generally vested annually over a four-year period with a contractual life of five years.

In conjunction with Merger (see Note 2), each outstanding option to purchase shares of Legacy VWE Series A stock outstanding immediately prior to closing of the Merger, whether vested or unvested, was cancelled in exchange for a cash payment equal to the excess, if any, of the deemed fair value per share of the Legacy VWE Series A stock as determined by the per share merger consideration over the exercise price of such option multiplied by the number of shares of Company stock subject to such option (without interest and subject to any required withholding tax). The cash settlement was treated as a settlement of the options and resulted in a reduction of additional paid in capital of $5.3 million equal to the fair value of the options settled and the recognition of incremental compensation cost of $2.6 million representing the excess of purchase price over the fair value of the cancelled options at the time of settlement.

Total stock based compensation for the years ended June 30, 2021 and 2020, including the incremental compensation expense incurred in connection with the option settlement as of June 30, 2021, equaled $3.3 million and $0.3 million, respectively. The expense has been included as a component of selling, general and administrative expenses in the consolidated statement of operations. Stock based stock attributable to cost of revenue is insignificant.

The board approved the termination of the 2015 Stock Option Plan in February 2021 contingent on the merger consummation.

A summary of our stock option activity and related information under the 2015 Stock Option Plan is as follows (prior to recapitalization):

			Weighted-Average
			Remaining
		Weighted-Average	Contractual
(in thousands)	Number of Shares	Exercise Price	Life (Years)	Intrinsic Value
Outstanding at June 30, 2019	670,629	$16.96	2.98	1,706,900
Granted	299,760	$22.50	-	-
Forfeited	(70,037)	$17.08	-	-
Outstanding, at June 30, 2020	900,352	$18.79	2.99	2,201,700

Granted
Forfeited	(84,373)	$18.31	-	-
Cancelled	(815,979)	$18.84	-	-
Outstanding, at June 30, 2021	-	$-	-	-

No options were granted during the year ended June 30, 2021. The weighted average grant date fair value per share of options granted for the year ended June 30, 2020 was $6.20.

13. Related Party Transactions and Commitments

The components of the related party receivables and related party liabilities are as follows:

	June 30,
(in thousands)	2021	2020
Assets:
Accounts receivable	$-	$325
Notes receivable and accrued interest	-	756
Total related party receivables	$-	$1,081

Liabilities:
Accounts payable and accrued liabilities	$-	$1,674
Accrued interest	-	541
Convertible notes	-	10,000
Total related party liabilities	$-	$12,215

The components of the related party revenue and expenses are as follows:

	June 30,

(in thousands)	2021	2020
Revenues:
Warehousing and fulfillment services	$815	$1,200
Storage and bottling of alcoholic beverages	65	649
Sales and marketing fees	1,722	-

Expenses:
Concourse Warehouse lease	344	1,393
Swanson lease	605	703
Z.R.Waverly	77	156
Bottling costs	-	943

Other Related Party Activities and Balances — We purchased none and $668 thousand of grapes, bulk wine, and cased wine from related parties for the year ended June 30, 2021 and 2020, respectively. We owed no related parties as of June 30, 2021 and owed $25 thousand as of June 30, 2020 related to grape purchases, payroll, insurance, benefits, and other operating expenses reported in related party liabilities on the consolidated balance sheets.

Revenues from related parties for the years ended June 30, 2021 and 2020 totaled $815 thousand and $1.2 million, respectively, with none and $325 thousand, respectively, included in accounts receivable for the respective period.

We provide management, billing and collection services to a related party under a management fee arrangement. For the years ended June 30, 2021 and 2020, we charged this related party management fees of approximately $407 thousand and $429 thousand, respectively, for these services. As of June 30, 2021 and June 30, 2020, we owed the related party none and $1.6 million, respectively, related to amounts collected on the related party’s behalf. (See Note 2).

We have entered into a number of transactions with a related party covering services related to the storage and bottling of alcoholic beverages. We made payments of approximately $65 thousand and $943 thousand to the related party for the years ended June 30, 2021 and 2020, respectively. (See Note 2).

On December 31, 2020, we entered into a marketing and distribution arrangement with related party, Kunde. Under that arrangement, Kunde paid us a commission for certain distribution sales. We recognized revenue of $1.7 million and none from the arrangement for the years ended June 30, 2021 and 2020, respectively. The arrangement terminated when we acquired Kunde on April 19, 2021.

We made payments for consulting fees to a shareholder of none and $20 thousand for the years ended June 30, 2021 and 2020, respectively.

Related Party Note Receivable — We issued two notes receivable to an executive officer in 2015 totaling $670 thousand with an interest rate of 4.0%. In 2018, the outstanding notes were amended to aggregate the full amount of the outstanding principal and accrued interest into a new note of approximately $756 thousand. Interest no longer accrued on the amended note. As of June 30, 2020, the note was classified as a current asset within other assets. The note was paid in full effective March 10, 2021.

Related Party Notes Payable — In January 2018, we issued convertible promissory notes of $9.0 million and $1.0 million to shareholders (the “Related Party Convertible Notes”). The notes included interest at the prime rate plus 4.0%, which was effectively 7.25% and 7.25% as of June 30, 2021 and June 30, 2020, respectively. The interim rate was adjusted on each six-month anniversary of the issuance date. The notes were subordinate to the outstanding bank debt associated with our credit facilities. Total interest expense to related parties was approximately $1.2 million and $850 thousand, for the years ended June 30, 2021 and 2020, respectively. The notes were subject to defined repayment terms by maturity as well as allowed for prepayments or the optional conversion of the outstanding notes within the conversion period, defined as (i) thirty (30) days prior to maturity, (ii) thirty days following holders receipt of notice from us of our intent to prepay all or part of the outstanding balance or (iii) thirty days following any event of default or change in control. The notes are convertible into fully paid shares of our Series A stock, or our successor, assignee or transferee (the “Conversion Shares”) which we agreed to create and issue promptly upon receipt of notice from the holder of its intent to convert the individual notes. The number of conversion shares into which the individual notes may be converted into was determined by dividing the lower of (1) principal amount and, at the holder’s option, accrued interest by the conversion price, defined as the price per share of any new shares of our stock issued after the date of January 2, 2018 or (2) $20.14. Upon the occurrence of any event of default, the holder may, rather than elect to convert, declare the entire unpaid principal and all accrued and unpaid interest immediately due and payable. On May 31, 2021, we paid $9.0 million of principal and $0.9 of accrued interest on the $9.0 million convertible promissory note. On March 9, 2021, we paid $0.5 million of principal and $0.3 in accrued interest and on May 31, 2021 we paid the remaining principal of $0.5 million and $10 thousand in accrued interest on the $1.0 million convertible promissory note.

In July 2019, we issued a short term secured promissory note of $15.0 million to the same shareholder holding the $9.0 million convertible promissory note. The note earned interest at a rate of 10% per annum, provided for the possibility of prepayment, and had a stated maturity of September 25, 2019, unless extended at the sole discretion of the lender. We paid the note in full in on the maturity date plus accrued interest of approximately $204 thousand.

Immediate Family Member Employment Agreements and Other Business Arrangements — We provide at will employment to several family members of officers or directors who provide various sales, marketing and administrative services to us. Payroll and other expenses to these related parties was approximately $298 thousand and $444 thousand for the years ended June 30, 2021 and 2020.

We pay for sponsorship and marketing services and point of sale marketing materials to unincorporated businesses that are managed by immediate family members of a Company executive officer. During the years ended June 30, 2021and 2020, payments related to sponsorship and marketing services totaled approximately $360 thousand and $380 thousand, respectively.

The Company is engaged in various operating lease arrangements with related parties.

Concourse Warehouse Lease — We lease 15,000 square feet (“sq. ft.”) of office space and 80,000 sq. ft. of warehouse space. Effective July 31, 2020, the lease was amended to extend the terms of the lease through September 30, 2027 with terms for renewal of the lease term for two additional terms of five years each and shall apply upon expiration of the as-extended initial term on September 30, 2027. The lease includes escalating annual rent increases of three percent for the remainder of the term. Prior to September 2020, the facility was owned by and leased from

Concourse, LLC, a related-party real estate leasing entity that was wholly owned by a shareholder. We have no direct ownership in Concourse. In September 2020, an independent party purchased the facility from Concourse and assumed the lease.

The lease has minimum monthly lease payments of approximately $103 thousand, with index-related escalation provisions. We account for this lease as an operating lease. We recognized rent expense paid to Concourse of approximately $344 thousand and $1.4 million, for the years ended June 30, 2021 and 2020, respectively, related to this lease agreement.

Swanson Lease — We lease a property with production space and a tasting room under an operating lease with an entity that is wholly owned by a shareholder that expires in August 2030, with minimum monthly lease payments of approximately $51 thousand, with index-related escalation provisions every twenty four months subject to a 3.00% minimum. From inception to December 30, 2020, the terms of the lease included put and call options, whereby we could elect, at our discretion, or be required by the lessor at the lessor’s discretion, to purchase the leased property at the greater of the property’s fair market value or the amount the lessor paid of approximately $6.0 million at the earliest of January 1, 2020, or upon other events, as defined in the agreement. Effective December 31, 2020, the lease was amended to remove the put and call options from the lease terms. We recognized rent expense of approximately $605 thousand and $703 thousand for the years ended June 30, 2021 and 2020, respectively, related to this lease agreement.

On May 5, 2021, the Swanson tasting room and production space leased by us from a related party under an operating lease was sold to an independent third party. The Company elected to terminate the lease in accordance with the terms of the lease. There was no termination fee and we received cash consideration from the related party landlord in the amount of $500 thousand to assist with the removal and relocation of our winery equipment. We vacated the facility on May 14, 2021.

ZR Waverly Lease — We leased tasting room space under an operating lease with an entity that is wholly owned by a shareholder that expires in May 2023, with minimum lease payments of approximately $12 thousand, with index-related escalation provisions. The terms of the lease included put and call options, whereby we could elect, at our discretion, or be required by the lessor at the lessor’s discretion, to purchase the leased property at the greater of the property’s fair market value or the amount the lessor paid of approximately $1.5 million at the earliest of January 1, 2015 or upon other events, as defined in the agreement. We recognized rent expense of approximately $65 thousand and $156 thousand for the years ended June 30, 2021 and 2020, respectively, related to this lease agreement. In December 2020, we purchased the ZR Waverly leased facility in California from a shareholder for $1.5 million.

We have lease agreements for certain winery facilities, vineyards, corporate and administrative offices, tasting rooms, and equipment under long-term non-cancelable operating leases. The lease agreements have initial terms of two to fifteen years, with two leases having multiple 5-year or ten-year renewal terms and other leases having no or up to five-year renewal terms. The lease agreements expire ranging from December 31, 2021 through November 2031.

The minimum annual payments under our lease agreements are as follows:

Year Ending June 30,	Total
2022	$5,913
2023	5,197
2024	5,240
2025	4,936
2026	5,049
Thereafter	17,046
$43,381

Total rent expense, including amounts to related parties, was approximately $7.4 million and $6.8 million for the years ended June 30, 2021 and 2020, respectively.

Other Commitments

Contracts exist with various growers and certain wineries to supply a significant portion of our future grape and wine requirements. Contract amounts are subject to change based upon actual vineyard yields, grape quality, and changes in grape prices. Estimated future minimum grape and bulk wine purchase commitments are as follows:

(in thousands)
Year Ending June 30,
2022	$42,469
2023	17,572
2024	10,061
2025	835
2026	859
Thereafter	531
$72,327

Grape and bulk wine purchases under contracts totaled approximately $35.5 million and $48.0 million for the years ended June 30, 2021 and 2020, respectively. The Company expects to fulfill all of these purchase commitments.

Laetitia Development Agreement — In March 2019, in connection with our acquisition of Laetitia Vineyards and Winery, we and the seller agreed to a post close development agreement, whereby the seller would have the right to develop and sell “up to” a maximum of six homesites located on the acquired property and we would be entitled to 25% of all net profits realized from the sale of such homesites. The right expires March 15, 2022.

Firesteed Put-Call Agreement — In connection with the July 2017 acquisition of substantially all inventory and trademark assets of the Firesteed wine brand we entered into a put and call agreement, whereby, beginning May 2020 through December 2023, we can be required to purchase 200 acres of producing vineyard property at a purchase price equal to the greater of $6.1 million or fair market value. We also have a call option to purchase the vineyard beginning January 2023 through December 2023 at a purchase price the greater of $6.1 million or appraised fair market value.

14. Income Taxes

The components of income from continuing operations before provision for income taxes are as follows:

	June 30,
(in thousands)	2021	2020
United States	$10,846	$(19,668)
Total	$10,846	$(19,668)

The components of the provision for income taxes are as follows:

	June 30,
(in thousands)	2021	2020
Current tax expense (benefit)
Federal	$-	$(99)
State	(85)	(150)
	(85)	(249)

Deferred tax expense (benefit)
Federal	475	(8,143)
State	376	(1,565)
	851	(9,708)
Total provision for income taxes	$766	$(9,957)

Our effective tax rate for the year ended June 30, 2021 differs from the 21% U.S. federal statutory rate primarily due to PPP loan forgiveness, stock-based compensation, research and development tax credits and state taxes.

Our effective tax rate for the year ended June 30, 2020, differs from the 21% U.S. federal statutory rate primarily due to research and development tax credits, state taxes, and a release of the valuation allowance.

A reconciliation of income tax expense to the federal rate of 21% is as follows:

	June 30,
(in thousands)	2021	2020

Income taxes at statutory rate	$2,282	$(4,130)
State taxes	306	(1,404)
Transaction costs	494	-
Stock-based compensation	(628)	-
PPP loan forgiveness	(1,387)	-
Federal research and development tax credit	(343)	(864)
Valuation allowance	-	(1,419)
Property, plant, and equipment and other adjustments	-	(2,247)
Other, net	42	107
Total provision for income taxes	$766	$(9,957)

Deferred tax assets and liabilities are summarized as follows:

	June 30,
(in thousands)	2021	2020
Deferred tax assets
Accruals	$376	$274
Operating loss carryforwards	10,809	7,711
Inventories	1,761	-
Investments	3,464	5,055
Interest	-	317
Research and development tax credit carryforwards	4,104	3,520
Other	619	970
Deferred tax assets	$21,133	$17,847

Deferred tax liabilities
Property, plant, and equipment	(26,501)	(16,468)
Prepaid expenses	(1,266)	(244)
Intangible assets	(9,173)	(5,237)
Inventories	-	(1,585)
Change in accounting method	(945)	-
Deferred tax liabilities	(37,885)	(23,534)
Valuation allowance	-	-
Deferred tax liability, net	$(16,752)	$(5,687)

Based on all available evidence as of June 30, 2021, we determined that it is more likely than not that we would be able to realize the tax benefits of the federal and state deferred tax assets. For the year ended June 30, 2020, the Company recorded a decrease of its valuation allowance of $1.4 million.

As of June 30, 2021, we have a federal R&D tax credit carryforward of $3.5 million, which will begin to expire in July 2038. In addition, we have a California R&D tax credit carryforward of $3.0 million, which does not expire.

As of June 30, 2021, we had Federal net operating losses of $46.5 million, which do not expire but are limited to 80% of taxable income. In addition, we have California net operating losses of $13.7 million which will begin to expire in the tax year of 2040 and an immaterial amount for the other states which will begin to expire in 2038. As of June 30, 2020, we had federal net operating losses of approximately $32.1 million, which do not expire. In addition, we had California net operating losses of approximately $13.0 million, which will begin to expire in the tax year of 2040, and an insignificant amount for the other states, which will begin to expire in 2038.

We are subject to taxation in the U.S. and various states. As of June 30, 2021, we are subject to examination by the tax authorities for fiscal 2017 through fiscal 2020. As of June 30, 2021, we are no longer subject to U.S. federal or state examinations by tax authorities for years before fiscal 2017.

On July 1, 2019, we changed our method of accounting for inventories from LIFO to FIFO for book purposes resulting in a change in LIFO to FIFO for tax purposes. The change resulted in an increase of the tax inventory by the tax LIFO reserve of approximately $13.2 million, which will be included in income over a four-year period, starting in the year ended June 30, 2020. As of June 30, 2021, the balance of the tax LIFO reserve included in deferred tax liabilities and related inventory adjustments is approximately $11.9 million.

The liability for income taxes associated with uncertain tax positions, excluding interest and penalties, and a reconciliation of the beginning and ending unrecognized tax benefit liabilities is as follows:

	June 30,
(in thousands)	2021	2020

Balance, beginning of period	$1,784	$1,013
Tax position taken in prior period:
Gross increases	-	-
Gross decreases	(200)	-
Tax position taken in current period:
Gross increases	250	771
Gross decreases	-	-
Lapse of statute of limitations	-	-
Settlements	-	-
Balance, end of period	$1,834	$1,784

As of June 30, 2021, we had $1.8 million in unrecognized income tax benefits and there were immaterial decreases to the unrecognized tax benefits during the year. We do not anticipate any material decreases to unrecognized tax benefit during the next 12 months. Our policy is to classify interest and penalties associated with unrecognized tax benefits as income tax expense. We had no accrued interest or penalty associated with uncertain tax benefit.

15. Employee Benefit Plan

A 401(k) plan is provided that covers substantially all employees meeting certain age and service requirements. We make discretionary contributions to the 401(k) plan.

We recorded matching contributions of $965 thousand as of June 30, 2021. The Company recorded no matching contributions for the year ended June 30, 2020.

16. Contingencies

We are subject to a variety of claims and lawsuits that arise from time to time in the ordinary course of business. Although management believes that any pending claims and lawsuits will not have a significant impact on the Company’s consolidated financial position or results of operations, the adjudication of such matters are subject to inherent uncertainties and management’s assessment may change depending on future events.

Indemnification Agreements

In the ordinary course of business, we may provide indemnification of varying scope and terms to vendors, lessors, customers and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. These indemnities include indemnities to our directors and officers to the maximum extent permitted under applicable state laws. The maximum potential amount of future payments we could be required to make under these indemnification agreements is, in many cases, unlimited. Historically, we have not incurred any significant costs as a result of such indemnifications and are not currently aware of any indemnification claims.

17. Novel Coronavirus and Northern California Fires

The COVID-19 pandemic and restrictions imposed by federal, state, and local governments in response to the outbreak have disrupted and will continue to disrupt our business. While many of the restrictions have expired, some are continuing and others are being reimplemented as COVID-19 continues to spread. We expect the COVID-19 pandemic to have a minimal impact on sales revenues, as we are well-positioned to take advantage of increased direct to consumer sale platforms in lieu of in-person transactions.

Our operations could be further disrupted if a significant number of employees are unable or unwilling to work, whether because of illness, quarantine, restrictions on travel or fear of contracting COVID-19. In addition, we could be impacted by further risk of the fires in Northern California, which could further materially adversely affect liquidity, financial position, and results of operations. To support employees and protect the health and safety of employees and customers, we may offer enhanced health and welfare benefits, provide bonuses to employees, and purchase additional sanitation supplies and personal protective materials. These measures will increase operating costs and adversely affect liquidity.

The COVID-19 pandemic and fires in Northern California may also adversely affect the ability of grape suppliers to fulfill their obligations, which may negatively affect operations. If suppliers are unable to fulfill their obligation, we could face shortages of grapes, and operations and sales could be adversely impacted. Additionally, the Northern California fires may result in damage to our vineyards and properties and damaging the grapes used in producing wine varietals and blends, and interruption of our operations. While we maintain insurance for property damage, crops, and business interruption relating to catastrophic events, such as fires, the potential adverse impact to us is uncertain as of the date of the consolidated financial statements.

18. Segments

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker (“CODM”), or decision-making group, in deciding how to allocate resources and in assessing performance. When determining the reportable segments, we aggregated operating segments based on their similar economic and operating characteristics. Segment results are presented in the same manner as we present our operations internally to make operating decisions and assess performance. Financial performance is reported in three segments: Wholesale, Direct to Consumer, and Business to Business.

Wholesale Segment—We sell our wine to wholesale distributors under purchase orders. Wholesale operations generate revenue from product sold to distributors, who then sell them off to off-premise retail locations such as grocery stores, wine clubs, specialty and multi-national retail chains, as well as on-premise locations such as restaurants and bars.

Direct to Consumer Segment—We sell our wine and other merchandise directly to consumers through wine club memberships, at wineries’ tasting rooms, at Sommelier wine tasting events, and through the Internet. Winery estates hold various public and private events for customers and our wine club members. The certified Sommeliers provide guided tasting experiences customized for each audience through virtual and in-person events internationally. Upfront consideration received from the sale of tickets or under private event contracts for future events is recorded as deferred revenue. The Company recognizes event revenue on the date the event is held.

Business-to-Business—Our sales channel generates revenue primarily from the sale of private label wines and custom winemaking services. Annually, we work with our national retail partners to develop private label wines incremental to their wholesale channel businesses. Additionally, we provide custom winemaking services. These services are made under contracts with customers, which includes specific protocols, pricing, and payment terms. The customer retains title and control of the wine during the winemaking process.

We have determined that operating income is the profit or loss measure that the CODM uses to make resource allocation decisions and evaluate segment performance. Operating income assists management in comparing the segment performance on a consistent basis for purposes of business decision-making by removing the impact of certain items that management believes do not directly reflect the core operations and, therefore, are not included in measuring segment performance. We define operating profit as gross margin less operating expenses that are directly attributable to the segment. Selling expenses that can be directly attributable to the segment are allocated accordingly, however, centralized selling expenses, general and administrative and other factors including the re-measurements of contingent consideration and impairment of intangible assets and goodwill are not allocated to a segment as management does not believe such items directly reflect the core operations and therefore are not included in measuring segment performance. Excluding the property, plant, and equipment specific to assets located at our tasting facilities, and the customer Sommelier relationships and intangible assets specific to the Sommelier acquisition, given the nature of our business, revenue generating assets are utilized across segments, therefore, discrete financial information related to segment assets and other balance sheet data is not available and the information continues to be aggregated.

Following is financial information related to operating segments:

(in thousands)
For the year ended June 30, 2021	Wholesale	Direct to Consumer	Business to Business	Other/Non-Allocable	Total
Net revenues	$72,908	$66,605	$77,440	$3,789	$220,742
Income from operations	$15,044	$11,437	$17,944	$(35,245)	$9,180

For the year ended June 30, 2020	Wholesale	Direct to Consumer	Business to Business	Other/Non-Allocable	Total
Net revenues	$75,435	$55,639	$54,056	$4,789	$189,919
Income from operations	$14,777	$7,149	$14,783	$(28,971)	$7,738

There was no inter-segment activity for any of the given reporting periods presented.

Excluding property, plant, and equipment for wine tasting facilities and the customer Sommelier relationships and intangible assets specific to the Sommelier acquisition allocated specifically to the Direct to Consumer reporting segment, based on the nature of our business, revenue generating assets are utilized across segments; therefore, we do not allocate assets to our reportable segments as they are not included in the review performed by the CODM for purposes of assessing segment performance and allocating resources. Depreciation expense recognized for assets included in the Direct to Consumer reporting segment was approximately $1.5 million and $1.3 million, for the years ended June 30, 2021 and 2020, respectively. The amortization expense associated with the Sommelier intangible assets, acquired in June 2021 and included in the Direct to Consumer reporting segment, was insignificant. All of our long-lived assets are located within the United States.

19. Net Income (Loss) Per Share

The following table presents the calculation of basic and diluted earnings (loss) per shares:

	June 30,
(in thousands)	2021	2020
Net income (loss)	$10,088	$(9,700)
Less: Series B dividends and accretions	5,785	4,978
Less: income allocable to noncontrolling interest	218	41
Net income (loss) allocable to common shareholders	$4,085	$(14,719)

Numerator – Basic EPS
Net income (loss) allocable to common shareholders	$4,085	$(14,719)
Less: net income allocated to participating securities (Series B)	613	-
Net income (loss) allocated to common shareholders	$3,472	$(14,719)

Numerator – Diluted EPS
Net income (loss) allocated to common shareholders	$3,472	$(14,719)
Add: net income atllocable to convertible debt	175	-
Reallocation of income (loss) under the two-class method	(165)	-
Net income (loss) allocated to common shareholders	$3,482	$(14,719)

Denominator – Basic Common Shares
Weighted average common shares outstanding - Basic	24,696,828	21,920,583
Denominator – Diluted Common Shares
Effect of dilutive securities:
Stock options	404,567	-
Warrants	78,106	-
Weighted average common shares - Diluted	25,179,502	21,920,583

Net income (loss) per share – basic:
Common Shares	$0.14	$(0.67)
Net income (loss) per share – diluted:
Common Shares	$0.14	$(0.67)

Net income (loss) per share calculations and potentially dilutive security amounts for all periods prior to the transaction on June 7 have been retrospectively adjusted to the equivalent number of shares outstanding immediately after the Merger to effect the reverse recapitalization. Historically reported weighted average shares outstanding have been multiplied by the Exchange Ratio of approximately 2.857.

The following securities have been excluded from the calculations of diluted earnings (loss) per share allocable to common shareholders because including them would have been antidilutive are, as follows:

	June 30,
	2021	2020
Shares subject to option to purchase common stock	-	2,572,385
Shares subject to notes payable optional conversion into common stock	-	1,349,546
Total	-	3,921,931

20. Subsequent Events

On October 4, 2021, the Company acquired 100% of the members interest in Vinesse, LLC, a California limited liability company. Vinesse, LLC ("Vinesse") is a direct to consumer platform company that specializes in wine clubs with over 60,000 members. Founded in 1993, Vinesse has developed a long-time following by offering boutique wines to a broader audience and making wine accessible and easy to love. The operations of Vinesse align with those of the Company, providing for expanded synergies and growth through the acquisition.

The purchase totaling $17.1 million was comprised of cash of $14.0 million, consulting fees of $0.2 million per year for three years totaling $0.6 million and a three-year earnout payable of up to $2.5 million. To fund the cash portion of the purchase consideration, we utilized the line of credit under the amended and restated loan and security agreement.

The acquisition of Vinesse closed near the date the Company's consolidated financial statements were available for issuance. Thus, the initial accounting for the business combination and required disclosures specific to the transaction are impracticable for us to provide. Specifically, the following accounting and disclosures could not be made:

•
acquisition-related costs and related accounting treatment;
•
the acquisition date fair value of the total consideration transferred, assets acquired, including intangible assets and liabilities assumed, and relate valuation techniques to be used in the fair value measurement process;
•
the total amount of expected goodwill and related deductibility for tax purposes;
•
the existence and measurement of contingencies to be recognized at the acquisition date, if any; and
•
revenue and earnings of the combined entity for the current and prior reporting periods.

The goodwill balance and operational results from the Vinesse acquisition are expected to impact the Direct-to-Consumer reporting segment.

On September 9, 2021, the Company formed VWE Captive, LLC, a wholly-owned captive insurance company ("Captive"), which became operational on October 1, 2021. The Company formed Captive to self-insure the first $10 million of claims, above which limit, Captive has secured insurance.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as a result of a material weakness in our internal control over financial reporting and discussed below, our disclosure controls and procedures were not effective as of June 30, 2021. Management's conclusion was based on discoveries and observations made during the fiscal 2021 audit.

Management’s Annual Report on Internal Controls over Financial Reporting

As discussed elsewhere in this Annual Report on Form 10-K, we consummated the Business Combination on June 7, 2021. Prior to the Business Combination, we were a special purpose acquisition company organized for the purpose of effecting an acquisition of one or more businesses or assets by way of a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or any other similar business combination. As a result, previously existing internal controls are no longer applicable or comprehensive enough as of the assessment date as our operations prior to the business combination were insignificant compared to the those of the consolidation entity post-Business Combination. The design of internal controls over financial reporting for the Company post-Business Combination has required and will continue to require significant time and resources from management and other personnel. As a result, management was unable, without incurring unreasonable effort or expense, to conduct and assessment of our internal control over financial reporting as of June 30, 2021. Accordingly, we are excluding managements report on internal control over financial reporting pursuant to Section 215.02 of the SEC Division of Corporation Finance Regulation S-K Compliance & Disclosure Interpretations. This Annual Report on Form 10-K also does not include an attestation report of our independent register public accounting firm regarding internal control over financial reporting since the Company, as an "Emerging Growth Company," is not required to provide such report.

Material Weakness

Despite not conducting a formal assessment regarding internal control over financial reporting, management identified the material weakness described below during the fiscal 2021 audit. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a possibility that a material misstatement of a company's annual or interim financial statements will not be prevented or detected on a timely basis.

Control Activity—The Company did not have effective business processes and controls to perform reconciliations of certain account balances related to inventory, and the received not invoiced and cellar accruals, on a regular basis.

The Company is actively pursuing resources necessary to remediate this deficiency in an effort to remediate this material weakness. We have engaged third party consultants to assist with business processes and control activities related to inventory and account reconciliations.

Changes in Internal Control over Financial Reporting

Other than changes intended to remediate the material weakness noted above, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part III.

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated by reference to the sections titled "Proposal 1 - Election of Directors", "Corporate Governance", and "Executive Officers" in the definitive proxy statement (the “Proxy Statement”) to be filed with the SEC within 120 days after June 30, 2021 in connection with the solicitation of proxies for the Company’s next annual meeting of stockholders.

Item 11. Executive Compensation

The information required by this Item is incorporated by reference to the sections titled "Executive Compensation" and "Director Compensation" in the Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference to the section titled "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required by this Item is incorporated by reference to the sections titled "Certain Relationships and Related Party Transactions" and "Corporate Governance - Director Independence" in the Proxy Statement.

Item 14. Principal Accounting Fees and Services

The information required by this Item is incorporated by reference to the section titled "Proposal 3 - Ratification of Appointment of Independent Registered Public Accounting Firm in the Proxy Statement.

Part IV.

Item 15. Exhibits and Financial Statement Schedules

(a) The following documents are filed as a part of this report:

(1)
Consolidated Financial Statements (included in Item 8):

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Consolidated Statements of Operations and Comprehensive Income (Loss)

Consolidated Statements of Stockholders’ Equity

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

(2)
Financial Statement Schedules

All schedules have been omitted because they are not applicable or not required, or because the required information is included either in the consolidated financial statements or in the notes thereto.

(3)
Exhibits required to be filed by Item 601 of Regulation S-K

Exhibit Number	Description of Exhibit

2.1

Transaction Agreement, dated February 3, 2021, among Bespoke Capital Acquisition Corp., VWE Acquisition Sub Inc., Vintage Wine Estates, Inc., a California corporation, Bespoke Sponsor Capital LP, and Darrell D. Swank as the Seller Representative (incorporated by reference to Annex A to the Prospectus forming part of the Company's Registration Statement on FOrm S-4/A (Registration No. 333-254260), filed with the SEC on May 3, 2021).†

2.2

Amendment to Transaction Agreement, dated April 19, 2021, among Bespoke Capital Acquisition Corp. and Vintage Wine Estates, Inc. a California corporation (incorporated by reference to Annex A to the Prospectus forming part of the Company's Registration Statement on Form S-4/A (Registration No. 333-254260), filed with the SEC on May 3, 2021).

3.1	Articles of Incorporation of Vintage Wine Estates, Inc., a Nevada corporation (incorporated by reference to Exhibit 3.1 to the Company's Form 8-K filed with the SEC on June 11, 2021).

3.2

Bylaws of Vintage Wine Estates, Inc., a Nevada corporation (incorporated by reference to Annex C to the Prospectus forming part of the Company's Registration Statement on Form S-4/A (Registration No. 333-254260), filed with the SEC on June 11, 2121).

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company's Form 8-K filed with the SEC on June 11, 2021).

4.2	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.2 to the Company's Form 8-K filed with the SEC on July 27, 2021).

4.3(a)

Warrant Agency Agreement, dated as of August 15, 2019, between Bespoke Capital Acquisition Corp. and TSX Trust Company (incorporated by reference to Exhibit 99.31 to the Registrant’s Registration Statement on Form 40-F (File No. 000-56227), filed with the SEC on November 27, 2020).

4.3(b)

First Supplemental Warrant Agency Agreement, dated as of July 26, 2021, between Vintage Wine Estates, Inc., a Nevada corporation and TSX Trust Company (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed with the SEC on July 27, 2021).

4.4	Description of Registrant's Securities

10.1

Founder Support Agreement, dated February 3, 2021, among Bespoke Capital Acquisition Corp., Bespoke Sponsor Capital LP and Vintage Wine Estates, Inc., a California corporation (incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-4/A, filed with the SEC on May 3, 2021).

10.2

Company Support Agreement, dated February 3, 2021, among Bespoke Capital Acquisition Corp., Vintage Wine Estates, Inc., a California corporation, Bespoke Sponsor Capital LP, the shareholders listed on the signature pages thereto, Patrick A. Roney and Sonoma Brands Partners II, LLC (incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-4/A, filed with the SEC on May 3, 2021).†

10.3

Investor Rights Agreement, among Vintage Wine Estates, Inc., a Nevada corporation, Bespoke Sponsor Capital LP, Patrick A. Roney in his capacity as the Roney Representative and the parties listed on the signature pages thereto (incorporated by reference to Exhibit 10.3 to the Company's Form 8-K filed with the SEC on June 11, 2021).

10.4

Consulting Agreement, dated as of February 1, 2021, between Bespoke Capital Acquisition Corp. and Peter Caldini (incorporated by reference to Exhibit 10.4 to the Company's Registration Statement on Form S-4/A (Registration No. 333-254260), filed with the SEC on May 3, 2021).◆

10.5

Employment Agreement between Vintage Wine Estates, Inc., a Nevada corporation, and Patrick Roney (incorporated by reference to Exhibit 10.5 to the Company's Registration Statement on Form S-4/A (Registration No. 333-254260), filed with the SEC on May 3, 2021).◆

10.6

Employment Agreement between Vintage Wine Estates, Inc., a Nevada corporation, and Kathy DeVillers (incorporated by reference to Exhibit 10.6 to the Company's Registration Statement on Form S-4/A (Registration No. 333-254260), filed with the SEC on May 3, 2021).◆

10.7

Employment Agreement between Vintage Wine Estates, Inc., a Nevada corporation, and Terry Wheatley (incorporated by reference to Exhibit 10.7 to the Company's Registration Statement on Form S-4/A (Registration No. 333-254260) filed with the SEC on May 3, ,2021).◆

10.8

Employment Agreement between Vintage Wine Estates, Inc., a Nevada corporation, and Jeff Nicholson (incorporated by reference to Exhibit 10.8 to the Company's Registration Statement on Form S-4/A (Registration No. 333-254260), filed with the SEC on May 3, 2021).◆

10.9

Loan and Security Agreement, dated as of July 18, 2019, by and among Vintage Wine Estates, Inc., a California corporation, Girard Winery, LLC, Mildara Blass, Inc., Grove Acquisition, LLC, Sabotage Wine Company, LLC, Grounded Wine Project, LLC, Splinter Group Napa, LLC, Bank of the West, as Administrative Agent, Collateral Agent, Book Runner, Syndication Agent and Documentation Agent, Bank of the West and City National Bank as Joint Lead Arrangers, and the lenders party thereto, and the financial institutions from time to time party thereto (incorporated by reference to Exhibit 10.9 to the Company's Registration Statement on Form S-4/A (Registration No. 333-254260), filed with the SEC on May 3, 2021).†

10.10

Amendment Number One to Loan and Security Agreement and Joinder Agreement, dated as of September 10, 2019, by and among Vintage Wine Estates, Inc., a California corporation, MasterClass Marketing, LLC, Bank of the West and the other parties thereto (incorporated by reference to Exhibit 10.10 to the Company's Registration Statement on Form S-4/A (Registration No. 333-254260), filed with the SEC on May 3, 2021).

10.11

Incremental Increase to Revolver Commitments and Amendment Number Two to Loan and Security Agreement, dated as of November 19, 2019, by and among Vintage Wine Estates, Inc., a California corporation, Bank of the West and the other parties thereto (incorporated by reference to Exhibit 10.11 to the Company's Registration Statement on Form S-4/A (Registration No. 333-254260), filed with the SEC on May 3, 2021).

10.12

Amendment Number Three to Loan and Security Agreement and Waiver, dated as of July 13, 2020, by and among Vintage Wine Estates, Inc., a California corporation, Bank of the West and the other parties thereto (incorporated by reference to Exhibit 10.12 to the Company's Registration Statement on Form S-4/A (Registration No. 333-254260), filed with the SEC on May 3, 2021).†

10.13

Amendment Number Four to Loan and Security Agreement and Waiver, dated as of February 25, 2021, by and among Vintage Wine Estates, Inc., a California corporation, Bank of the West and the other parties thereto (incorporated by reference to Exhibit 10.13 to the Company's Registration Statement on Form S-4/A (Registration No. 333-254260), filed with the SEC on May 3, 2021).

10.14

Amended and Restated Loan and Security Agreement, dated as of April 13, 2021, by and among Vintage Wine Estates, Inc., a California corporation, Bank of the West and the other parties thereto (incorporated by reference to Exhibit 10.14 to the Company's Registration Statement on Form S-4/A (Registration No. 333-254260), filed with the SEC on May 3, 2021).†

10.15

Amended and Restated Voting Agreement, among Vintage Wine Estates, Inc., a California corporation, Marital Trust D under the Leslie G. Rudd Living Trust (as successor to the Leslie G. Rudd Living Trust) and the SLR Non-Exempt Trust (as successor to the SLR 2012 Gift Trust), and the Patrick A. Roney and Laura G. Roney Trust and Sean Roney (incorporated by reference to Exhibit 10.14 to the Company's Form 8-K files with the SEC on June 11,2021).

10.16

2021 Omnibus Incentive Plan of Vintage Wine Estates, Inc., a Nevada corporation (incorporated by reference to Exhibit 10.16 to the Company's Registration Statement on Form S-4/A (Registration No. 333-254260), filed with the SEC on May 3, 2021).◆

10.17

Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.17 to the Company's Registration Statement on Form S-4/A (Registration No. 333-254260), filed with the SEC on May 3, 2021).◆

10.18

Registration Rights Agreement, dated as of February 3, 2021, among Vintage Wine Estates, Inc., a California corporation, Patrick A. Roney, in his capacity as the Roney Representative, and the parties listed therein as Investors (incorporated by reference to Exhibit 10.18 to the Company's Registration Statement on Form S-4/A (Registration No. 333-254260), filed with the SEC on May 3, 2021).

10.20

Shareholders Agreement, dated as of April 4, 2018, by and between Vintage Wine Estates, Inc., a California corporation, and the shareholders thereto, as amended from time to time (incorporated by reference (incorporated by reference to Exhibit 10.20 to the Company's Registration Statement on Form S-4/A (Registration No. 333-254260), filed with the SEC on May 3, 2021).

10.21

Stock Purchase Agreement, dated as of April 4, 2018, by and between the Vintage Wine Estates, Inc., a California corporation and TGAM Agribusiness Fund Holdings LP (incorporated by reference to Exhibit 10.21 to the Company's Registration Statement on Form S-4/A (Registration No. 333-254260), filed with the SEC on May 3, 2021).

10.22

Management Agreement, dated as of July 6, 2018, by and between the Vintage Wine Estates, Inc., a California corporation, Sonoma Brands Partners II, LLC, Sonoma Brands II, L.P., Sonoma Brands II Select, LP., and Sonoma Brands VWE Co-Invest, L.P. (incorporated by reference to Exhibit 10.22 to the Company's Registration Statement on Form S-4/A (Registration No. 333-254260), filed with the SEC on May 3, 2021).+

10.23

Operating Agreement of Sabotage, LLC, dated as of June 6, 2017, by and between Vintage Wine Estates, Inc., a California corporation, Sabotage, LLC and Sean Roney (incorporated by reference to Exhibit 10.23 to the Company's Registration Statement on Form S-4/A (Registration No. 333-254260), filed with the SEC on May 3, 2021).

10.24(a)

Credit Agreement, dated as of January 2, 2018 (the “Roney Credit Agreement”), among Vintage Wine Estates, Inc., a California corporation, Grove Acquisition, LLC, Girard Winery LLC, Mildara Blass Inc., MasterClass Marketing, LLC and Sales Pros, LLC (collectively, the “Roney Note Borrowers”), and Patrick Roney (the “Roney Note Lender”) (incorporated by reference to Exhibit 10.24(a) to the Company's Registration Statement on Form S-4/A (Registration No. 333-254260), filed with the SEC on May 3, 2021).

10.24(b)

Promissory Note, dated as of January 2, 2018, issued by the Roney Note Borrowers in favor of the Roney Note Lender, issued pursuant to the Roney Credit Agreement, as amended by that certain (i) First Amendment, dated March 28, 2018, (ii) Second Amendment, dated January 2, 2019, (iii) Third Amendment, dated March 8, 2019, (iv) Fourth Amendment, dated January 15, 2020, (v) Fifth Amendment, dated February 7, 2020, (vi) Sixth Amendment, dated September 1, 2020, and (vii) Seventh Amendment, dated January 31, 2021, in the original principal amount of $1,000,000 (incorporated by reference to Exhibit 10.24(b) to the Company's Registration Statement on Form S-4/A (Registration No. 333-254260), filed with the SEC on May 3, 2021).

10.25(a)

Credit Agreement, dated as of January 2, 2018 (the “Rudd Credit Agreement”), among Vintage Wine Estates, Inc., a California corporation, Grove Acquisition, LLC, Girard Winery LLC, Mildara Blass Inc., MasterClass Marketing, LLC and Sales Pros, LLC (collectively, the “Rudd Note Borrowers”), and Leslie G. Rudd Living Trust U/A/D March 31, 1999 (the “Rudd Note Lender”) (incorporated by reference to Exhibit 10.25(a) to the Company's Registration Statement on Form S-4/A (Registration No. 333-254260), filed with the SEC on May 3, 2021).

10.25(b)

Promissory Note, dated as of January 2, 2018, issued by the Rudd Note Borrowers in favor of the Rudd Note Lender, issued pursuant to the Rudd Credit Agreement, as amended by that certain (i) First Amendment, dated March 18, 2018, (ii) Second Amendment, dated January 2, 2019, (iii) Third Amendment, dated March 8, 2019, (iv) Fourth Amendment, dated January 15, 2020, (v) Fifth Amendment, dated February 7, 2020, (vi) Sixth Amendment, dated September 1, 2020, and (vii) Seventh Amendment, dated January 31, 2021, in the original principal amount of $9,000,000 (incorporated by reference to Exhibit 10.25(b) to the Company's Registration Statement on Form S-4/A (Registration No. 333-254260) filed with the SEC on May 3, 2021).

10.26

Asset Purchase Agreement, dated November 1, 2018, by and among Vintage Wine Estates, Inc., a California corporation, and Darrell D. Swank and Steven Kay, as Co-Trustees of the Leslie G. Rudd Trust U/A/D/ 3/31/1999, as amended (incorporated by reference to Exhibit 10.26 to the Company's Registration Statement on Form S-4/A (Registration No. 333-254260), filed with the SEC on May 3, 2021).†

10.27

Subordination Agreement, dated July 2019, by and between Darrell D. Swank and Steve Kay, as trustees of the Leslie G. Rudd Living Trust U/A/D March 31, 1999 and the Bank of the West and acknowledged and agreed by Vintage Wine Estates, Inc., a

California corporation, Girard Winery, LLC, Mildara Blass, Inc., Grove Acquisition, LLC, Sabotage Wine Company, LLC, Grounded Wine Project, LLC, Splinter Group Napa, LLC (incorporated by reference to Exhibit 10.27 to the Company's Registration Statement on Form S-4/A (Registration No. 333-254260), filed with the SEC on May 3, 2021).

10.28

Subordination Agreement, dated July 2019, by and between Pat Roney and the Bank of the West and acknowledged and agreed by Vintage Wine Estates, Inc., a California corporation, Girard Winery, LLC, Mildara Blass, Inc., Grove Acquisition, LLC, Sabotage Wine Company, LLC, Grounded Wine Project, LLC, Splinter Group Napa, LLC (incorporated by reference to Exhibit 10.28 to the Company's Registration Statement on Form S-4/A (Registration No. 333-254260), filed with the SEC on May 3, 2021).

10.29

Security Agreement, dated as of April 4, 2018, by and between Pat Roney and TGAM Agribusiness Fund Holdings LP (incorporated by reference to Exhibit 10.29 to the Company's Registration Statement on Form S-4/A (Registration No. 333-254260) filed with the SEC on May 3, 2021).

10.31

Share Redemption Agreement, dated as of July 6, 2018, by and between Vintage Wine Estates, Inc., a California corporation, and TGAM ) incorporated by reference to Exhibit 10.31 to the Company's Registration Statement on Form S-4/A (Registration No. 333-254260), filed with the SEC on May 3, 2021).

10.32

Subscription Agreement, dated as of July 6, 2018, by and between Sonoma Brands VWE Co-Invest, L.P. and Vintage Wine Estates, Inc., a California corporation (incorporated by reference to Exhibit 10.32 to the Company's Registration Statement on Form S-4/A (Registration No. 333-254260), filed with the SEC on May 3, 2021).

10.33

Subscription Agreement, dated as of July 6, 2018, by and between Sonoma Brands II, L.P. and Vintage Wine Estates, Inc., a California corporation (incorporated by reference to Exhibit 10.33 to the Company's Registration Statement on Form S-4/A (Registration No. 333-254260), filed with the SEC on May 3, 2021).

10.34

Subscription Agreement, dated as of July 6, 2018, by and between Sonoma Brands II Select, L.P. and Vintage Wine Estates, Inc., a California corporation (incorporated by reference to Exhibit 10.34 to the Company's Registration Statement on Form S-4/A (Registration No. 333-254260), filed with the SEC on May 3, 2021).

10.35

Agreement of Purchase and Sale and Joint Escrow Instructions, dated as of November 18, 2020, by and between Vintage Wine Estates, Inc., a California corporation, and ZR Waverly OP, LLC (incorporated by reference to Exhibit 10.35 to the Company's Registration Statement on Form S-4/A (Registration No. 333-254260), filed with the SEC on May 3, 2021).†

10.36

Subscription Agreement, dated April 22, 2021, by and between Bespoke Capital Acquisition Corp. and Wasatch Funds Trust for Wasatch Ultra Growth Fund (incorporated by reference to Exhibit 10.36 to the Company's Registration Statement on Form S-4/A (Registration No. 333-254260), filed with the SEC on May 3, 2021).

10.37

Subscription Agreement, dated April 22, 2021, by and between Bespoke Capital Acquisition Corp. and Wasatch Funds Trust for Wasatch Small Cap Growth Fund (incorporated by reference to Exhibit 10.37 to the Company's Registration Statement on Form S-4/A (Registration No. 333-254260), filed with the SEC on May 3, 2021).

10.38

Joinder Agreement dated as of June 7, 2021 among Vintage Wine Estates, Inc., a California corporation, Vintage Wine Estates, Inc., a Nevada corporation, Bank of the West, as agent, and certain other parties (incorporated by reference to Exhibit 10.37(b) to the Company’s Form 8-K filed with the SEC on June 11, 2021).

10.39

Continuing Guaranty dated as of June 7, 2021, executed by Vintage Wine Estates, Inc., a Nevada corporation, in favor of Bank of the West, as agent (incorporated by reference to Exhibit 10.37(c) to the Company’s Form 8-K filed with the SEC on June 11, 2021).

21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Company's Form 8-K filed with the SEC on June 11, 2021).

31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

_____________

*	To be filed by amendment.
**	Previously filed.
†

Certain schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant hereby undertakes to furnish copies of any of the omitted schedules and exhibits upon request by the Securities and Exchange Commission.

+

Certain portions of the exhibit have been redacted pursuant to Item 601(b)(10) of Regulation S-K. The omitted information is (i) not material and (ii) is the type that the registrant treats as private or confidential. The registrant agrees to furnish supplementally to the Commission an unredacted copy of this exhibit upon request.

◆	Indicates management compensatory plan, contract or arrangement.

(ii)
Financial statement schedules

No financial statement schedules are provided because the information called for is not applicable or is shown in the financial statements or notes.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Vintage Wine Estates, Inc.

Date: October 13, 2021	By:	/s/ Patrick Roney
	Name:	Patrick Roney
	Title:	Chief Executive Officer & Director

***

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Patrick Roney	Chief Executive Officer and Director (Principal Executive Officer)	October 13, 2021
Patrick Roney

/s/ Kathy DeVillers	Chief Financial Officer (Principal Financial and Accounting Officer)	October 13, 2021
Kathy DeVillers

/s/ Paul Walsh	Director	October 13, 2021
Paul Walsh

/s/ Robert Berner	Director	October 13, 2021
Robert Berner

/s/ Mark Harms	Director	October 13, 2021
Mark Harms

/s/ Candice Koederitz	Director	October 13, 2021
Candice Koederitz

/s/ Jon Moramarco	Director	October 13, 2021
Jon Moramarco

/s/ Timothy Proctor	Director	October 13, 2021
Timothy Proctor

/s/ Lisa Schnorr	Director	October 13, 2021
Lisa Schnorr

/s/ Jonathan Sebastiani	Director	October 13, 2021
Jonathan Sebastiani