Form 10-K/A
period 2021-06-30
Vintage Wine Estates, Inc.
filed 2021-10-28
CIK 1834045

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

On October 13, 2021, Vintage Wine Estates, Inc., filed its Annual Report on Form 10-K for the fiscal year ended June 30, 2021 (the “Original Form 10-K”) with the Securities and Exchange Commission (the "SEC"). Vintage Wine Estates, Inc., is filing this Amendment No. 1 on Form 10-K/A (the “Form 10-K/A”) because it will not file its definitive proxy statement within 120 days after the end of its fiscal year ended June 30, 2021. This Form 10-K/A amends and restates in its entirety Part III, Items 10 through 14 of the Original Form 10-K, to include information previously omitted from the Original Form 10-K in reliance on General Instruction G(3) to Form 10-K. The reference on the cover page of the Original Form 10-K to the incorporation by reference of portions of Vintage Wine Estates, Inc.’s definitive proxy statement into Part III of the Original Form 10-K is hereby deleted. In this Form 10-K/A, unless the context indicates otherwise, the designations “VWE,” “we”, “us”, "our" or “the Company” refer to Vintage Wine Estates, Inc., a Nevada corporation. The term "Legacy VWE" refers to Vintage Wine Estates, Inc., a California corporation, as further described and defined under the heading “Item 11. Executive Compensation–Overview.”

In addition, in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), certifications by VWE’s principal executive officer and principal financial officer are filed as exhibits to this Form 10-K/A under Item 15 of Part IV hereof. Because no financial statements have been included in this Form 10-K/A and this Form 10-K/A does not contain or amend any disclosures with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. We are not including the certifications under Section 906 of the Sarbanes-Oxley Act of 2002 as no financial statements are being filed with this Form 10-K/A.

Except as described above, this Form 10-K/A does not modify or update disclosures in, or exhibits to, the Original Form 10-K. Furthermore, this Form 10-K/A does not change any previously reported financial results, nor does it reflect events occurring after the date of the Original Form 10-K. Information not affected by this Form 10-K/A remains unchanged and reflects the disclosures made at the time the Original Form 10-K was filed. Accordingly, this Form 10-K/A should be read in conjunction with the Original Form 10-K and our other filings with the SEC.

Part III.

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The following table sets forth, as of October 1, 2021, certain information regarding our executive officers and directors who are responsible for overseeing the management of our business, including their names, ages and positions.

Name	Age	Title
Executive Officers
Patrick Roney	65	Chief Executive Officer and Director
Terry Wheatley	67	President
Kathy DeVillers	59	Chief Financial Officer
Jeff Nicholson*	61	Chief Operating Officer

Non-Employee Directors
Paul S. Walsh	66	Chairman of the Board
Robert L. Berner III	60	Director
Mark W.B. Harms	60	Director
Candice Koederitz	65	Director
Jon Moramarco	64	Director
Timothy D. Proctor	71	Director
Lisa M. Schnorr	56	Director
Jonathan Sebastiani	51	Director

*Mr. Nicholson announced on September 14, 2021 that he will resign as Chief Operating Officer of the Company, effective October 31, 2021. Russell G. Joy, 58, will succeed Mr. Nicholson as Chief Operating Officer and began his employment with the Company on October 18, 2021.

Directors of VWE

Patrick Roney has served as our Chief Executive Officer and a director since June 2021. Mr. Roney served as the Chief Executive Officer of Legacy VWE since its inception, having co-founded Legacy VWE in 2007 with the late Leslie Rudd. Mr. Roney has spent his 30-plus year career in the wine, spirits, and food industries, beginning with his first job as a young sommelier at the legendary Pump Room in Chicago. He has been hands-on in every aspect of the wine and spirits business—from production to sales and marketing, to finance and senior management, at some of the industry’s most important brands, including Seagram’s, Chateau St. Jean, Dean & Deluca and the Kunde Family Winery. Mr. Roney’s idea to bring fine wine brand Girard together with a direct-to-consumer brand Windsor Vineyards, to form Vintage Wine Estates, illustrates his deep knowledge of market trends and consumer behaviors. Mr. Roney models an entrepreneurial spirit and is dedicated to preserving the heritage of iconic wine brands while maintaining focus on the customer and innovative ideas. He holds a B.S. degree from Northwestern University and an M.B.A. degree from Southern Illinois University. He is well-qualified to serve as a director because of his manifold roles in operations, finance, sales and marketing throughout his career in food and beverage companies, including leadership of Legacy VWE from its very beginning.

Paul S. Walsh is our Chairman of the Board and has served as a director since July 2019. Mr. Walsh brings with him a wealth of experience as Chief Executive Officer of a large multinational branded consumer products corporation operating in highly regulated markets. Mr. Walsh previously served as Chairman of Compass Group PLC from February 2014 to December 2020. He also previously served as the Lead Operating Partner of Bespoke Capital Partners, LLC (“Bespoke”) from August 2016 to June 2020. Mr. Walsh was the Chief Executive Officer of Diageo, the world’s largest spirits company, from 2000 to 2013. Prior to that, Mr. Walsh was the Chairman and President of The Pillsbury Company from 1996 to 1999. Under Mr. Walsh’s leadership, Diageo was transformed from a multi-national conglomerate into a focused global market leading spirits business via a combination of organic growth and significant acquisitions. Mr. Walsh and his management team created over $80 billion of shareholder value while in leadership at Diageo. Mr. Walsh brings with him substantial corporate leadership experience, knowledge of consumer-centric companies, international operations expertise, and experience with regulated industries. He has also held executive-level finance positions, including as Chief Financial Officer of Grand Metropolitan Foods and Intercontinental Hotels. Throughout his career, Mr. Walsh has built success and growth at his companies through the deployment of effective brand development and marketing strategies, which brings added perspective to our Board. Notable successes include the creation of the Johnnie Walker family of Scotch Whiskey brands. He also currently serves as Executive Chairman of McLaren Group. He is a non-executive director of McDonald’s Corporation (NYSE: MCD) and FedEx Corporation (NYSE: FDX).

Robert L. Berner III has served as a director since July 2019. Mr. Berner is a founder, Joint Managing Partner and Chief Investment Officer of Bespoke and Chairman of Bespoke’s Investment Committee. He has been active in the private equity industry for over 30 years. Mr. Berner has sat on numerous boards and is currently Chairman of, Johnnie-O LLC (men’s lifestyle brand). Mr. Berner also was a principal investor in, and Chairman of Diversified Distribution Systems, LLC (DDS), the largest specialty retail distribution and services business in the United States, which was recently successfully sold to Bunzl Plc. Mr. Berner was previously a Partner at CVC Capital Partners, a global private equity firm with over $100 billion of assets under management, and assisted in the opening and development of the firm’s US efforts, including serving as Chairman of CVC US. Prior to CVC, he served as a Managing Director at Ripplewood Holdings and was a member of the firm’s Investment Committee. Prior thereto, Mr. Berner was a Partner and member of the Investment Committee of Charterhouse International. Mr. Berner began his career in the investment banking division of Morgan Stanley where he was a Principal in the mergers and acquisitions department. Mr. Berner also serves on the board of Bespoke’s portfolio companies. In addition, Mr. Berner has acted as a non-executive director on the boards of numerous private equity portfolio companies during his private equity career and has sat on the board of several charitable and not for profit organizations. Mr. Berner has an MBA from Northwestern University and a BBA in Finance from the University of Notre Dame.

Mark W.B. Harms has served as a director since July 2019. He previously served as the Chief Executive Officer of BCAC from December 2020 to June 2021. Mr. Harms is a founder and Joint Managing Partner of Bespoke. Prior to Bespoke, Mr. Harms founded Global Leisure Partners (“GLP”) in 2004, where he is the Chairman and Chief Executive Officer. GLP has advised on over $60 billion of transactions to date, deploying over $500 million of capital into a number of investments and developed an industry leading operating executive network with 75+ members. Mr. Harms has completed over 130 advisory and principal transactions in North and South America, Europe and Australia. Mr. Harms has extensive experience with regard to leveraged debt, mezzanine and equity financing techniques in Europe and the U.S. with over $100 billion in completed transactions. Prior to founding GLP, Mr. Harms worked at Oppenheimer as a Managing Director and at CIBC World Markets as the founder and head of the Consumer Growth Group. Mr. Harms built within Consumer Growth Group strong industry verticals in branded consumer products and services, gaming, health and fitness, specialty retail and travel and tourism. Mr. Harms also serves on the board of Bespoke’s portfolio company, World Fitness Services. Mr. Harms was a non-executive director of 24 Hour Fitness, a Bespoke portfolio company, from 2014 to 2020. Mr. Harms was a Vice Chairman of the World Travel & Tourism Council from 2009 to 2014 and is a member and on the board of the International Association of Gaming Advisors. He was also a non-executive director on a number of other charitable, educational and non for profit boards. Mr. Harms has an MBA from the University of Chicago and a BA from the University of Michigan.

Candice Koederitz has served as a director since June 2021. She previously served as a director of BCAC from July 2019 to November 2019. Ms. Koederitz brings capital markets, due diligence, financial market product development, international and risk management experience, which she gained as a Managing Director at Morgan Stanley where she spent over 30 years. At Morgan Stanley, Ms. Koederitz worked with companies and governments globally to raise over $30 billion in capital. Ms. Koederitz held various senior management roles, including head of Capital, head of Regulatory Implementation, Chief Executive Officer of Morgan Stanley Asia (S) Ltd in Singapore and head of Capital Markets Execution. She co-chaired the Capital Commitment Committee, Equity Underwriting Committees, Americas Franchise Committee and was a member of the Firm and Securities Risk Committees. Ms. Koederitz is currently an independent, non-executive director of TEAM, Inc. (Nasdaq: TEAM) and ICE Benchmark Administration Ltd, a financial benchmark administrator, and of Scotia Holdings (US) Inc., whose parent company is The Bank of Nova Scotia. She is also active in several non-profit organizations. Ms. Koederitz has an M.B.A. degree from Harvard Business School and a B.S. degree in Civil Engineering from the University of Texas at Austin. She is qualified to serve on the Company’s board of directors because of her financial acumen and executive skills.

Jon Moramarco has served as a director since June 2021. Mr. Moramarco has nearly 40 years of uninterrupted involvement in the wine industry. Since 2009, he has been Managing Partner of BW166 LLC, a consultancy to the beverage alcohol industry and provider of beverage alcohol industry data. Industry reports published by BW166 LLC include the bw166 Total Beverage Alcohol Overview and The Gomberg & Frederiksen Report. From 2010 to 2014, Mr. Moramarco was President and Chief Executive Officer of Winebow Inc., a significant importer of table wines into the U.S. market and a wholesaler of fine wines and craft spirits. From 1999 to 2009, was an executive with Constellation Brands, holding positions such as President and Chief Executive Officer of Canandaigua Wine Co. (1999-2003), President and Chief Executive Officer of Icon Estates (2003-2005), President and Chief Executive Officer of Constellation Europe (2007-2007) and Chief Executive Officer of Constellation International (2007-2009). In his final role at Constellation Brands leading to his recruitment to Winebow Inc., he served on the Executive Management Committee of the parent company and participated in all board meetings. From 1982 to 1999, Mr. Moramarco held a series of positions with Allied Domecq and its predecessor companies. He holds a B.S. degree in Agricultural Science & Management from the University of California at Davis and a certificate in Organizational Change from Stanford Business School. Mr. Moramarco’s professional affiliations include the Executive Leadership Board for Viticulture and Enology of the University of California at Davis and former board positions with the Wine Institute of California, the American Vintners Association and the Wine Market Council. He is qualified to serve on the Company’s board of directors because of his deep understanding of the wine industry and his financial and managerial skills relating directly to the industry.

Timothy D. Proctor has served as a director since August 2019. He has 38 years of experience in the practice of law, primarily in the highly regulated industries of pharmaceuticals and drinks. After five years at Union Carbide Corporation, Mr. Proctor spent 13 years at Merck supporting pharmaceutical marketing and research activities worldwide. At Glaxo (now GlaxoSmithKline) Mr. Proctor was US general counsel with responsibility for the full range of legal activities in support of marketing, manufacturing, and research, including intellectual property, as well as corporate compliance. He moved with Glaxo to the head office in London to be global head of human resources, and while in London joined Diageo plc as global general counsel. His thirteen years at Diageo involved managing a worldwide team of lawyers in support of a number of marketing, M&A, regulatory, and compliance challenges, during a period of strong growth for the company. Mr. Proctor’s previous board service included the Northwestern Mutual, Wachovia Bank and Allergan, Inc. Mr. Proctor has MBA and JD degrees from the University of Chicago, earned in a joint program.

Lisa M. Schnorr has served as a director since June 2021. She retired in May 2021 from Constellation Brands (NYSE: STZ), a Fortune 500 company and a leading international producer of beer, wine and spirits with operations in the U.S., Mexico, New Zealand and Italy. Ms. Schnorr joined Constellation Brands in 2004 and earned promotions through a series of positions with increasing responsibility, including Vice President of Compensation and HRIS (2011-2013), Senior Vice President of Total Rewards (2014-2015), Corporate Controller (2015-2017) and Chief Financial Officer of the Wine & Spirits Division (2017-2019). Before joining Constellation Brands, Ms. Schnorr held financial and accounting positions at various public and private companies and she began her career in 1987 at PricewaterhouseCoopers (formerly Price Waterhouse), all in Rochester,

New York. Since 2014, Ms. Schnorr has been a member of the board of directors of Graham Corporation (NYSE: GHM), where she serves as an Audit Committee member and Compensation Committee chair. She holds a B.S. degree in Accounting from the State University of New York at Oswego. Ms. Schnorr’s experience in VWE’s industry is a valuable contribution to the Company’s board of directors, as is her experience in strategic planning, audit, financial planning and analysis, capital allocation, public company corporate governance and risk management, among other functions and roles.

Jonathan Sebastiani has served as a director since June 2021. He previously served as a director of Legacy VWE from October 2018 to June 2021. He founded Sonoma Brands in January 2016 to invest in high-growth, emerging consumer brands and selectively incubate new concepts. Mr. Sebastiani currently leads all aspects of Sonoma Brands’ investment strategy and portfolio company management. Prior to founding Sonoma Brands, he was the Founder and Chief Executive Officer of KRAVE Pure Foods, acquired by The Hershey Company in 2015. Prior to KRAVE, he was the President of Viansa Winery. Mr. Sebastiani holds a B.S. degree from Santa Clara University and a dual M.B.A. degree from the Haas School of Business, University of California at Berkeley, and Columbia Business School. Mr. Sebastiani is qualified to serve on the Company’s board of directors because of his success as an entrepreneur and investor with respect to consumer products companies, particularly in the wine industry.

Executive Officers of VWE

The following sets forth the names, positions and biographical information regarding each of our executive officers (Mr. Roney’s biographical information is presented under “– Directors of VWE”):

Terry Wheatley has served as our President since June 2021. Prior to that, she had served as the President of Legacy VWE since 2018, overseeing all commerce channels and marketing for the company, having joined Legacy VWE in 2014 when Canopy Management was acquired by Legacy VWE. Mrs. Wheatley began her 30-plus year career in the wine and spirits industry at E.&J. Gallo. After 17 years at Gallo, Ms. Wheatley took over sales and marketing positions at Sutter Home/Trinchero Family Estate, ultimately becoming the Senior Vice President of Marketing. In 2008, Mrs. Wheatley founded her own wine brand creation, sales and marketing company, Canopy Management, leveraging her long-term relationships with the wine industry’s top buyers to bring a portfolio of innovative wine brands to market. Mrs. Wheatley has also served as Chairwoman of CannaCraft, a large-scale cannabis manufacturer, since December 2019.

Kathy DeVillers has served as our Chief Financial Officer since June 2021. Prior to that, she had served as Legacy VWE’s Chief Financial Officer since August 2018. From January 2014 until joining Legacy VWE, Ms. DeVillers served as Chief Financial Officer at C. Mondavi Family and before then, held finance positions at other wine businesses, including Allied Domecq, The Vincraft Group and Ascentia Wine Estates, LLC. Ms. DeVillers also collaborates on acquisition strategy and implementation and oversees the Finance and Accounting departments of VWE. She holds a B.S. degree from California Polytechnic State University at San Luis Obispo.

Jeff Nicholson has served as Chief Operating Officer of VWE since January 1, 2019 and will resign from this position effective October 31, 2021. He has spent more than 30 years in food industry leadership. Beginning in 2017 until joining VWE, Mr. Nicholson held the position of Operating Partner at AGR Partners, a food and agriculture investment firm that made a minority investment in VWE in 2018. Before joining AGR in 2017, Mr. Nicholson was an entrepreneur in the food and agriculture space, founding and operating companies focused on maximizing value chain efficiencies. For the years 2015 and 2016, Mr. Nicholson managed personal agricultural investments and served as an Advisory Board Member for BrightPet, a pet food manufacturing portfolio company owned by the private equity firm Graham Partners. Mr. Nicholson’s expertise in logistics, procurement and distribution are well suited to the complex needs of the wine and spirits industry. Mr. Nicholson oversees all of VWE’s operations, including winemaking, production, warehouses, information technology, supply chain and purchasing. He has a B.A. degree from Oregon State University.

Russell G. Joy will serve as our Chief Operating Officer following the departure of Mr. Nicholson, effective November 1, 2021. Mr. Joy has over 15 years of extensive experience in the wine industry. Prior to joining the Company, Mr. Joy most recently served as General Manager of Napa Wine Company from May 2020 to September 2021. Prior to that, he was Vice President-Director of Strategy-CA from March 2017 to February 2020 and Vice President of California Operations from April 2016 to April 2019 at Ste. Michelle Wine Estates.

Executive officers are elected annually by, and serve at the discretion of, the Board.

Corporate Governance

Board Leadership and Structure

The Board has appointed Paul Walsh, an independent member of the Board, to serve as Chairman of the Board. The Chairman’s duties include presiding at all meetings of the stockholders and all meetings of the Board. The Chairman also performs such other duties and may exercise such other powers as may from time to time be assigned by the Board, including approving the agenda and meeting schedules for each meeting of the Board, taking into account suggestions of other directors. All directors have input into the preparation of agendas for Board meetings and topics of Board discussion and oversight. The independent members of our Board also regularly meet in executive session, without members of management present. Our Board believes this structure allows all of the directors to participate in the full range of the Board’s responsibilities with respect to its oversight of the Company’s management. Our Board has determined that this leadership structure is appropriate given the size of the Company, the number of directors overseeing the Company and the Board’s oversight responsibilities.

Investor Rights Agreement

In connection with the consummation of our Business Combination, the Company and certain holders of VWE capital stock entered into an investor rights agreement dated June 7, 2021 (the “Investor Rights Agreement”), which provides for, among other things, (i) certain rights with respect to the nomination and election of members of our Board and (ii) certain voting agreements relating to all other stockholder matters with respect to shares of common stock owned by the parties thereto. These features of the Investor Rights Agreement are explained further below.

Director Nominee Designation Rights

Relative to our Board, the Investor Rights Agreement provides that Patrick Roney (the “Roney Representative”) will have, so long as the size of the Board remains nine directors, the right to designate five nominees for election to the Board (each, a “Roney Nominee”), at least two of whom will qualify as independent directors under Nasdaq listing requirements. In furtherance of that right, whenever directors are to be elected, the Board (including any committee thereof) will nominate, and the stockholders party to the Investor Rights Agreement (other than Casing & Co. f/b/o Wasatch Microcap Fund) (the “Specified Investors”) will vote for, each Roney Nominee. The Investor Rights Agreement further provides that Bespoke Sponsor Capital LP (the “Sponsor”) will have, so long as the size of the Board remains nine directors and the common stock remains listed on the Toronto Stock Exchange (“TSX”), the right to designate two nominees for election to the Board (and, if the common stock is no longer listed on the TSX, four nominees for election to the Board) (each, a “Sponsor Nominee”), at least one of whom so designated will qualify as an independent director under Nasdaq listing requirements. In furtherance of that right, whenever directors are to be elected, the Board (including any committee thereof) will nominate, and the Specified Investors will vote for, each Sponsor Nominee. The Roney Representative will have the right to remove Roney Nominees and the Sponsor will have the right to remove Sponsor Nominees. Vacancies created by resignation, removal, death or otherwise will be filled by the Roney Representative if the predecessor director was a Roney Nominee or by the Sponsor if the predecessor director was a Sponsor Nominee. Vacancies created by increases in Board size will be filled proportionally (rounded up or down to the nearest whole number) such that, following such increase in Board size, the number of Roney Nominees or Sponsor Nominees, as a percentage of the total number of directors, remains the same.

Any director nominees not nominated pursuant to the designation rights of the Roney Representative or the Sponsor will qualify as independent directors under Nasdaq listing requirements and will be recommended to the Board by the Nominating and Governance Committee (each, a “Nominating Committee Nominee”).

Voting Agreements

The Investor Rights Agreement also provides for voting agreements with respect to all other stockholder matters. Pursuant thereto, each of the Major Investors (as defined below) appointed the Roney Representative as such stockholder’s attorney-in-fact and proxy to vote the common stock owned by such stockholder at each annual or special meeting of stockholders on all matters other than, in the case of the Sponsor, certain “Reserved Matters.” The Reserved Matters include, among other things, (a) the issuance of equity by the Company or the adoption of any equity plan, (b) any business combination transaction to which the Company is a party, and (c) any amendment of the Company’s articles of incorporation or bylaws (other than an amendment that does not discriminate by its terms against any class, series or group of stockholders or any particular stockholder or adversely affect stockholder rights in a significant respect). The proxy period began on June 7, 2021 and ends on the earlier of (i) June 6, 2028 and (ii) when the Roney Investors (as defined below) cease to own at least 10% of the outstanding common stock.

As defined in the Investor Rights Agreement, the “Major Investors” are the Sponsor, the Sebastiani Investors, the Roney Investors and the Rudd Investors. The “Sebastiani Investors” are Sonoma Brands II, L.P., Sonoma Brands II Select, L.P. and Sonoma Brands VWE Co-Invest, L.P. The “Roney Investors” are the Patrick A. Roney and Laura G. Roney Trust and Sean Roney. The “Rudd Investors” are Marital Trust D under the Leslie G. Rudd Living Trust U/A/D 3/31/1999, as amended, the SLR Non-Exempt Trust U/A/D 4/21/2018 and the Rudd Foundation.

The above description of the Investor Rights Agreement is only a summary and is qualified in its entirety by reference to the full text of the Investor Rights Agreement, which is filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on June 11, 2021.

Director Independence

Nasdaq listing standards require that a majority of the members of our Board be “independent,” as such term is defined by the Nasdaq listing standards, and to disclose in the proxy statement for each annual meeting those directors that our Board has determined to be independent. Based on such definition, our Board has determined that each of Messrs. Walsh, Berner, Moramarco, Proctor and Sebastiani, and Mses. Koederitz and Schnorr, are independent.

Board Diversity

In August 2021, the SEC approved a Nasdaq proposal to adopt new listing rules relating to board diversity and disclosure. As approved by the SEC, the new Nasdaq listing rules will require all Nasdaq listed companies to disclose consistent, transparent diversity statistics regarding their boards of directors. The rules also will require most Nasdaq listed companies to have, or explain why they do not have, at least two diverse directors, including one who self-identifies as female and one who self-identifies as either an under-represented minority or LGBTQ+. In this regard, Mses. Koederitz and Schnorr are female and Mr. Proctor is African-American. Accordingly, the Company would be in compliance with Nasdaq’s diversity requirement.

The Board Diversity Matrix below presents the Board’s diversity statistics in the format prescribed by the pending Nasdaq rules.

Meetings of the Board of Directors

We became a public company upon the closing of the Business Combination on June 7, 2021. During the fiscal year ended June 30, 2021 (“fiscal 2021”), our Board held one meeting. No director attended less than 75% of the aggregate of the total number of meetings of the Board or of a committee on which such director served during fiscal 2021.

Committees of the Board

Our Board has three standing committees, which were constituted following the consummation of our Business Combination: the Audit Committee, the Compensation Committee, and the Nominating and Governance Committee. Each of the committees reports to the Board as it deems appropriate and as the Board may request. Each committee operates under a written charter adopted by the Board, which charters are available on our website at www.vintagewineestates.com. A general description of the duties and responsibilities of these committees, their members and the number of times each committee met is set forth below.

Audit Committee. The Audit Committee did not meet in fiscal 2021. In accordance with its charter, the Audit Committee assists the Board in fulfilling its legal and fiduciary obligations in matters involving our accounting, auditing, financial reporting and legal compliance functions by approving the services performed by our independent registered public accounting firm and reviewing their reports regarding our accounting practices and systems of internal accounting controls. The Audit Committee also oversees the audit efforts of our independent registered public accounting firm and takes those actions as it deems necessary to satisfy itself that the independent registered public accounting firm is independent of management. The members of the Audit Committee are Lisa Schnorr (Chair), Candice Koederitz and Jon Moramarco, all of whom satisfy the requirements for financial literacy under applicable rules and regulations. The Board has determined that each member of the Audit Committee is independent under applicable Nasdaq and SEC rules, including the additional independence criteria set forth in Rule 10A-3 under the Securities Exchange Act of 1934 (the “Exchange Act”). In addition, the Board has determined that Ms. Schnorr qualifies as an “audit committee financial expert” as such term is defined in Item 407 of Regulation S-K.

Board Diversity Matrix (as of October 1, 2021)
Total Number of Directors		9
	Female	Male	Non-Binary	Did Not Disclose Gender
Part I: Gender Identity
Directors	2	7	-	-
Part II: Demographic Background
African American or Black	-	1	-	-
Alaskan Native or Native American	-	-	-	-
Asian	-	-	-	-
Hispanic or Lantinx	-	-	-	-
Native Hawaiian or Pacific Islander	-	-	-	-
White	2	6	-	-
Two or More Races or Ethnicities	-	-	-	-
LGBTQ+	-
Did Not Disclose Demographic Background	-

Compensation Committee. The Compensation Committee did not meet in fiscal 2021. In accordance with its charter, the Compensation Committee determines the general compensation policies and the compensation provided to officers of the Company. The Compensation Committee also make recommendations to the Board regarding director compensation. In addition, the Compensation Committee reviews and determines security-based compensation for directors, officers, employees and consultants of the Company and will administer the Company’s equity incentive plans. The Compensation Committee also oversees corporate compensation programs. The members of the Compensation Committee are Robert Berner (Chair) and Timothy Proctor. The Board has determined that each member of the Compensation Committee is independent under applicable Nasdaq rules.

Nominating and Governance Committee. The Nominating and Governance Committee did not meet in fiscal 2021. In accordance with its charter, the Nominating and Governance Committee is responsible for making recommendations to the Board regarding candidates for directorships and the size and composition of the Board and its committees, subject at all times to the rights and responsibilities of the Roney Representative and of the Sponsor under the Investor Rights Agreement. The Nominating and Governance Committee also identifies and nominates two Nominating Committee Nominees so long as the common stock is listed on the TSX. In addition, the Nominating and Governance Committee is responsible for overseeing the Company’s governance and for making recommendations to the Board concerning governance matters. The members of the

Nominating and Governance Committee are Paul Walsh (Chair) and Jonathan Sebastiani. The Board has determined that each member of the Nominating and Governance Committee is independent under applicable Nasdaq rules.

Nomination of Directors

Subject to the rights of the Roney Representative and the Sponsor pursuant to the Investor Rights Agreement, the process followed by the Nominating and Governance Committee to identify and evaluate director candidates includes requests to the members of our Board and others for recommendations, meetings to evaluate biographical information and background material relating to potential candidates and interviews of selected candidates by members of the Nominating and Governance Committee and our Board.

In recommending candidates to the Board for nomination as directors, the Nominating and Governance Committee will strive to identify individuals who bring a unique perspective to the Company’s leadership and contribute to the overall diversity of our Board. Although the Nominating and Governance Committee has not adopted a specific written diversity policy for nominations, we believe that a diversity of experience, gender, race, ethnicity and age contributes to effective governance for the benefit of our stockholders. The Nominating and Governance Committee will considers such characteristics together with the other qualities considered necessary or appropriate by the Nominating and Governance Committee, such as requisite judgment, skill, integrity and experience. The Nominating and Governance Committee does not assign a particular weight to these individual factors. Rather, the Nominating and Governance Committee looks for a mix of factors that, when considered along with the experience and credentials of the other candidates and existing directors, will provide stockholders with a diverse and experienced Board.

Our Board does not currently prescribe any minimum qualifications for director candidates; however, the Nominating and Governance Committee will take into account a potential candidate’s experience, areas of expertise and other factors relevant to the overall composition of our Board.

Our bylaws provide that nominations by stockholders of persons for election to the Board may be made by timely notice to the Corporate Secretary of the Company and otherwise complying with the requirements set forth in our bylaws. The Nominating and Governance Committee will consider persons properly nominated by stockholders and recommend to the full Board whether any such nominees should be included with the Board’s nominees for election by stockholders. The Nominating and Governance Committee will evaluate properly nominated stockholder-recommended candidates by following substantially the same process, and applying substantially the same criteria, as it follows for candidates submitted by others. To be adequate, the nomination notice must set forth certain information specified in our bylaws about each stockholder submitting a nomination and each person being nominated. Our bylaws are available in our SEC filings which can be accessed on our website at www.vintagewineestates.com under the “Investors Relations” tab and will be provided to any stockholder upon written request to Vintage Wine Estates, Inc., 937 Tahoe Boulevard, Suite 210, Incline Village, Nevada 89451, Attn: Corporate Secretary. A stockholder is not entitled to have its nominees included in our proxy statement solely as a result of such stockholder’s compliance with the foregoing provisions. If a stockholder (or other qualified representative of the stockholder) does not appear at the annual or special meeting to present its nomination, such nomination will be disregarded (notwithstanding that proxies in respect of such nomination may have been solicited, obtained or delivered).

Communications with Directors

Our annual meeting of stockholders provides an opportunity each year for stockholders to ask questions of, or otherwise communicate directly with, members of our Board on appropriate matters. In addition, stockholders may communicate in writing with any particular director, any committee of our Board, or the directors as a group, by sending such written communication to our Corporate Secretary at 937 Tahoe Boulevard, Suite 210, Incline Village, Nevada 89451 or via email to CorporateSecretary@vintagewineestates.com. Our Corporate Secretary will provide copies of written communications received at such addresses to the Board, relevant committee or the relevant director unless such communications are considered, in the reasonable judgment of our Corporate Secretary, to be inappropriate for submission to the intended recipient(s). The Corporate Secretary will not forward to the Board, any committee or any director communications that are not related to the duties and responsibilities of the Board, including, without limitation, customer complaints, solicitations, communications that do not relate directly or indirectly to our business or communications that relate to improper or irrelevant topics. The Corporate Secretary or their designee may analyze and prepare a response to the information contained in communications received and may deliver a copy of the communication to other Company staff members or agents who are responsible for analyzing or responding to complaints or requests. The Corporate Secretary will share all proper communications with the Board, the appropriate committee or the appropriate director(s) on at least a quarterly basis. From time to time, our Board may change the process by which stockholders may communicate with the Board or its members. We will post any changes in this process on our website or otherwise make a public disclosure.

Risk Oversight

One of the key functions of the Board is informed oversight over the Company’s risk management process. The Board administers this oversight function directly through the Board as a whole, as well as through the standing committees of the Board as they address risks inherent in their respective areas of oversight. In particular, the entire Board is responsible for monitoring and assessing strategic risk exposure, and the Audit Committee has the responsibility to consider and discuss major financial risk exposures and the steps that management has taken to monitor and control such exposures, including guidelines and policies to govern the process by which risk assessment and management is undertaken. The Audit Committee also has the responsibility to review with management the process by which risk assessment and management is undertaken, monitor compliance with legal and regulatory requirements and review the adequacy and effectiveness of the Company’s internal controls over financial reporting and (in coordination with the Nominating and Governance committee) its disclosure controls and processes. The Nominating and Governance Committee is responsible for monitoring the Company’s corporate governance policies and systems in light of the governance risks that the Company faces and the adequacy of the Company’s policies and procedures designed to address such risks. The Compensation Committee assesses and monitors whether any of our compensation plans, policies and programs comply with applicable legal and regulatory requirements.

Board Attendance at Annual Meetings of Stockholders

Directors are encouraged, but not required, to attend our annual meetings of stockholders. Bespoke Capital Acquisition Corp. did not hold an annual meeting of stockholders in 2020 or prior to the completion of the business combination with Legacy VWE.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics that applies to all of our employees, directors and officers, including our Chief Executive Officer, President, Chief Financial Officer, Chief Operating Officer and other executive and senior financial officers. We have made the Code of Business Conduct and Ethics available on our website at www.vintagewineestates.com. Any amendments to the Code of Business Conduct and Ethics, or any waivers of its requirements, are expected to be disclosed on that website to the extent required by applicable SEC and Nasdaq rules.

Audit Committee Report

Management is responsible for our financial reporting process, including our system of internal control, and for the preparation of our consolidated financial statements in accordance with accounting principles generally accepted in the United States (GAAP). Our independent auditors are responsible for auditing those financial statements. The Audit Committee’s responsibility is to monitor and review these processes. It is not the Audit Committee’s duty or responsibility to conduct audit or accounting reviews or procedures. The members of the Audit Committee are not employees of the Company and may not be, and may not represent themselves to be or to serve as, accountants or auditors by profession or experts in the fields of accounting or auditing. Therefore, the Audit Committee has relied, without independent verification, on management’s representation that the financial statements have been prepared with integrity and objectivity and in conformity with accounting principles generally accepted in the United States and on the representations of the independent registered public accounting firm included in its report on our financial statements. The Audit Committee’s oversight does not provide it with an independent basis to determine that management has maintained appropriate accounting and financial reporting principles or policies, or appropriate internal controls and procedures designed to assure compliance with accounting standards and applicable laws and regulations. Furthermore, the Audit Committee’s considerations and discussions with management and the independent registered public accounting firm do not assure that our financial statements are presented in accordance with generally accepted accounting principles in the United States, that the audit of our financial statements has been carried out in accordance with generally accepted auditing standards, or that our independent registered public accounting firm is in fact “independent”.

In accordance with its written charter, the Audit Committee assists our Board in fulfilling its responsibility to oversee the integrity of the accounting and financial reporting processes of the Company. Typically, for each fiscal year, the Audit Committee selects the independent registered public accounting firm to audit our financial statements and such selection is subsequently presented to our stockholders for ratification.

The Audit Committee has reviewed and discussed the audited financial statements contained in our Annual Report on Form 10-K for the fiscal year ended June 30, 2021 with our management and has discussed with the independent registered public accounting firm the matters required to be discussed by the statement on Auditing Standards No. 1301 “Communications With Audit Committees” as adopted by the Public Company Accounting Oversight Board. The Audit Committee has also discussed with the independent registered public accounting firm matters relating to its independence, including a review of audit and non-audit fees and the written disclosures and letter from the independent registered public accounting firm to the Audit Committee pursuant to the applicable requirements of the Public Company Accounting Oversight Board regarding the independent registered public accounting firm’s communications with the Audit Committee concerning independence.

Item 11. Executive Compensation

Overview

We were originally formed in 2019 as Bespoke Capital Acquisition Corp. (“BCAC”), a special purpose acquisition corporation incorporated under the laws of the Province of British Columbia. BCAC was organized for the purpose of effecting an acquisition of one or more businesses or assets by way of a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or any other similar business combination involving BCAC.

On June 7, 2021, BCAC consummated the transactions with Legacy VWE, pursuant to a transaction agreement dated February 3, 2021. As a result of the transactions, BCAC changed its jurisdiction of incorporation from the Province of British Columbia to the State of Nevada, BCAC changed its name to “Vintage Wine Estates, Inc.” and Legacy VWE became our wholly owned subsidiary.

Effective upon consummation of the Business Combination, Mark Harms resigned as Chief Executive Officer of the Company, Patrick Roney was appointed as Chief Executive Officer of the Company, Terry Wheatley was appointed as President of the Company, and Jeff Nicholson was appointed as Chief Operating Officer of the Company, among other management changes.

This section discusses the material components of the executive compensation for the executive officers who were our “named executive officers” for fiscal year 2021. This discussion may contain forward-looking statements that are based on our current plans, considerations, expectations and determinations regarding future compensation programs.

For fiscal year 2021, our named executive officers (“NEOs”) were:

• Patrick Roney, our Chief Executive Officer;

• Terry Wheatley, our President;

• Jeff Nicholson, who served as our Chief Operating Officer until his resignation effective October 31, 2021; and

• Mark Harms, who served as Chief Executive Officer of BCAC until the consummation of the transactions.

2021 Summary Compensation Table

The following table provides information regarding the compensation of our NEOs for fiscal year 2021 (other than Mr. Harms, who did not receive any compensation during fiscal year 2021).

Name and Principal Position	Fiscal Year	Salary ($)(1)	Bonus ($)	Stock Awards ($)	Option Awards ($)(2)(3)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)(4)	Total ($)
Patrick Roney	2021	$406,603	$124,373	$-	$-	$-	$-	$530,976
Chief Executive Officer
Terry Wheatley	2021	$407,808	$123,291	$-	$1,917,645	$-	$18,000	$2,466,744
President
Jeff Nicholson (5)	2021	$334,750	$100,200	$-	$654,605	$-	$33,996	$1,123,551
Former Chief Operating Officer

(1) Amounts in this column represent base salary earned during fiscal year 2021.

(2) Although Mr. Roney, Ms. Wheatley and Mr. Nicholson received grants to purchase common stock on June 7, 2021, such grants are contingent upon stockholder approval of the Vintage Wine Estates, Inc. 2021 Omnibus Incentive Plan, as further described below under “— Fiscal Year 2021 Equity-Based Compensation — June 2021 Option Grants.” Because the grants are contingent upon stockholder approval, the grant date fair value for these stock options is not yet determinable.

(3) Upon the consummation of the business combination, each option to purchase shares of Legacy VWE capital stock outstanding immediately prior to the consummation of the business combination, whether vested or unvested, was cancelled in exchange for a cash payment, as further described below under “— Fiscal Year 2021 Equity-Based Compensation.” Amounts in this column reflect the excess of the fair value of the consideration issued (the cash payments net of the exercise price of the options) over the fair value of the settled options at the cancellation date, which the Company recognized as incremental compensation expense. Ms. Wheatley received a total of $1,917,645 and Mr. Nicholson received a total of $654,605 in cash in exchange for the cancelled options to purchase shares of Legacy VWE capital stock.

(4) Amounts in this column represent a car allowance of $18,000 for Mrs. Wheatley and the cost of a company-paid apartment sometimes used by Mr. Nicholson.

(5) Mr. Nicholson will resign from the Company effective October 31, 2021.

Employment Agreements with the NEOs

In fiscal year 2021, the Company entered into new employment agreements with each of its post-transaction executive officers, including the NEOs, that became effective upon the consummation of the transactions.

Roney Employment Agreement

The employment agreement with Mr. Roney specifies that he will serve as the Company’s Chief Executive Officer and that his annual base salary is $500,000, subject to review and adjustment by the Board from time to time. Mr. Roney is eligible for a discretionary bonus of up to 40% of his base salary. Upon a termination of employment by the Company without cause or by Mr. Roney with good reason, Mr. Roney would be entitled to accrued benefits and a severance payment equal to three years’ base salary, payable over 36 months. For purposes of the employment agreements, “cause” is defined generally as a conviction or certain pleas to, a felony or certain other crimes, commission of a fraudulent or illegal act in respect of the Company, failure to perform duties under the employment agreement that was, or reasonably could be expected to be, materially injurious to the business, operations or reputation of the Company, a material violation of the Company’s written policies or procedures or a material breach of the executive’s obligations under the employment agreement. For purposes of the employment agreements, “good reason” is defined generally as a material reduction in the executive’s base salary, a material diminution of the executive’s title, duties, authorities or responsibilities or a material breach of the Company’s obligations under the employment agreement.

Wheatley and Nicholson Employment Agreements

The employment agreements with Mrs. Wheatley and Mr. Nicholson specify their titles as President and Chief Operating Officer, respectively, and entitle them to annual base salaries of $413,822 and $334,750, respectively, in each case subject to review and adjustment by the Board from time to time. Mrs. Wheatley’s and Mr. Nicholson’s employment agreements also provide for discretionary annual bonuses of up to 30% of their respective annual base salaries. The employment agreements also entitle them to accrued benefits and a severance payment equal to three years’ base salary, payable over 36 months, upon a termination of employment by the Company without cause or by the executive with good reason (as defined consistent with the definitions set forth above).

NEO Fiscal Year 2021 Bonus Compensation

For fiscal year 2021, each of the NEOs (other than Mr. Harms) was eligible to receive a bonus under VWE’s bonus plan at a target level equal to the following percentages of their respective base salaries:

NEO	Target Percentage of Base Salary
Mr. Roney	40%
Mrs. Wheatley	30%
Mr. Nicholson	30%

The performance goal for VWE’s fiscal year 2021 bonus plan was business plan earnings before interest, taxes, depreciation and amortization.

Following the end of fiscal year 2021, it was determined that the performance goals described above had been achieved and, accordingly, bonuses in recognition of such performance were paid in October 2021.

Fiscal Year 2021 Equity-Based Compensation

Upon the consummation of the business combination, each option to purchase shares of Legacy VWE capital stock outstanding immediately prior to the consummation of the business combination, whether vested or unvested, was cancelled in exchange for a cash payment equal to (i) the excess, if any, of the deemed fair market value per share of Legacy VWE capital stock represented by the Per Share Merger Consideration (as defined in the transaction agreement) over the exercise price of such option multiplied by (ii) the number of shares of Legacy VWE capital stock subject to such option (without interest and subject to any required withholding tax). If the exercise price of any VWE stock option was equal to or greater than the Per Share Merger Consideration, such option was cancelled without any cash payment being made in respect thereof. Ms. Wheatley received $1,917,645 and Mr. Nicholson received $654,605 in exchange for the cancelled options to purchase shares of Legacy VWE capital stock.

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

On June 7, 2021, we legally granted options to purchase shares of common stock. The exercise price of these options was $10.50 per share and will expire 10 years after the grant date. The options will vest with respect to 25% on the date which is 18 months after the grant date and with respect to an additional 25% on each of the second, third and fourth anniversary dates of the grant date. However, the vested portion of the options will only become exercisable if the volume-weighted average price per share of our common stock is at least $12.50 over a 30-day consecutive trading period following the grant date. We evaluated the grants under ASC 718 - Compensation-Stock Compensation and determined a grant date and a service inception date for accounting purposes did not exist as of June 7, 2021 because all necessary approvals had not been obtained, which will not occur until the shareholders have approved the 2021 Plan. Until shareholder approval is obtained, the 2021 Plan and related options are not considered outstanding for accounting purposes (see Note 11 to our condensed financial statements), and no compensation expense associated with these grants will be recognized.

Outstanding Equity Awards at 2021 Fiscal Year-End

None of our NEOs had outstanding equity awards as of the fiscal year ended June 30, 2021.

Retirement Plans

VWE offered a defined contribution plan for substantially all of its employees, including the NEOs, during fiscal year 2021. The plan provides for a discretionary matching contribution, and VWE expects to make a matching contribution with respect to fiscal year 2022. VWE did not offer a defined benefit pension plan or a nonqualified deferred compensation plan for its NEOs during fiscal year 2021.

Severance and Change in Control Compensation

Severance Under Employment Agreements

As disclosed above under “—Employment Agreements with the NEOs,” the Company entered into employment agreements with Mr. Roney, Mrs. Wheatley and Mr. Nicholson during fiscal year 2021 that became effective upon the consummation of the business combination and under which, upon a termination of employment by the Company without cause, or by the executive with good reason, the Company would be required to pay accrued benefits and a severance payment equal to three times the executive’s base salary over the 36 months following termination. No severance would be payable upon termination of employment with cause.

Equity Compensation

The options granted to our NEOs described above were granted under the Omnibus Incentive Plan, which remains subject to stockholder approval. Upon a change of control (as defined in the Omnibus Incentive Plan), unless otherwise determined by the Omnibus Incentive Plan administrator or set forth in an applicable agreement, outstanding awards under the Omnibus Incentive Plan will be treated as follows:

• If the cash consideration paid in the change of control is less than 80% of the total consideration paid in the change of control, and the successor or surviving corporation (the “Successor”) agrees, outstanding awards may be assumed or replaced by the Successor, subject to the following requirements:

o Such awards will be adjusted (among other appropriate adjustments) to cover the number and class of securities that would have been issuable to the participant on the consummation of the change of control had the award been exercised, vested or earned immediately prior to the change of control;

o Each outstanding option that is less than 50% vested will become vested with respect to 50% of the award;

o If the securities covered by the awards after the change of control are not listed and traded on a national securities exchange, then the participant will have the option upon exercise or settlement to receive cash in lieu of such securities; and

o Upon a participant’s termination of employment or service within two years after the change of control, (1) by the Successor without cause (as defined in the Omnibus Incentive Plan), (2) by reason of death or disability, or (3) by the participant for good reason (as defined for purposes of the Omnibus Incentive Plan), all of the participant’s outstanding awards would vest in full (for performance-based awards, assuming target performance) on the date of such termination.

• If the cash consideration in the change in control is at least 80% of the total consideration paid in the change of control, or if the Successor does not agree to assume or replace the awards as described above (including by reason of a participant’s termination of employment in connection with the change in control), then immediately prior to the date of the change of control:

o Each stock option or stock appreciation right (“SAR”) held by a participant will become fully vested, and unless otherwise determined by the Board or administrator, will be cancelled in exchange for a cash payment equal to the excess of the per share price paid (or deemed to be paid) in the change of control transaction (as determined by the administrator) of the shares covered by the award over the purchase or grant price of such shares under the award (with stock options and SARs that have a purchase or grant price greater than the change of control price being cancelled for no consideration);

o Unvested service-based restricted stock and restricted stock units will vest in full;

o Performance shares, performance units, and cash incentive awards for which the performance period has expired will be paid based on actual performance;

o Performance shares, performance units, and cash incentive awards for which the performance period has not expired will be canceled in exchange for a cash payment equal to the amount that would have been due under such awards assuming target performance (but pro-rated based on the number of full months in the performance period that have elapsed as of the date of the change of control);

o Unvested dividend equivalent units will vest (to the same extent as the related award, if applicable); and

o All other unvested awards will vest and pay out in cash.

Other than as described above, the NEOs are not covered by any contracts, agreements or arrangements that provide for severance payments or benefits in connection with a termination of employment or a change in control.

DIRECTOR COMPENSATION

The following table presents the total compensation for services to VWE for each person who served as a member of VWE’s Board during the year ended June 30, 2021 (other than Mr. Roney). Patrick Roney also served on VWE’s Board during 2021, but his compensation for services to VWE during 2021 is fully reflected in the 2021 Summary Compensation Table above.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)(3)	Total ($)
Paul S. Walsh	$10,222	$-	$-	$-	$-	$10,222
Robert L. Berner III	$5,750	$-	$-	$-	$-	$5,750
Mark W.B. Harms	$4,792	$-	$-	$-	$-	$4,792
Candace Koederitz	$4,792	$-	$-	$-	$-	$4,792
Jon Moramarco	$4,792	$-	$-	$-	$-	$4,792
Tim Proctor	$4,792	$-	$-	$-	$-	$4,792
Jonathan Sebastiani	$4,792	$-	$-	$-	$-	$4,792
Lisa M. Schnorr	$6,069	$-	$-	$-	$-	$6,069

In fiscal 2022, the non-employee directors of the Company will receive varying levels of compensation for their services as directors and members of Board committees. Compensation payable per year for service will be as follows: except for Paul Walsh, the Chairman of the Board, each non-employee director will receive $150,000 in total, composed of $75,000 in cash and $75,000 in restricted stock (based on the variable weighted average market price for the common stock as measured at the close of the first 30 trading days of the fiscal year). The Chairman will receive $300,000 in total, composed of $150,000 in cash and $150,000 in restricted stock. The chairs of the Audit Committee, the Compensation Committee and the Nominating and Governance Committee will receive additional cash payments of $20,000, $15,000 and $10,000, respectively. The restricted stock grants, which grants are subject to stockholder approval of the Omnibus Incentive Plan at the Annual Meeting, will vest one year after date of grant and the stock shall not be resold for at least 18 months following the closing of the business combination.

Compensation that deviates from these arrangements may be paid in the event of resignations, vacancies and other situations resulting in service for a partial fiscal year. As permitted by SEC and Nasdaq rules, directors of the Company who are not Audit Committee members may be paid additional fees and other compensation for services to the Company on special projects and other matters distinct from service on the Board or as a member of one or more of the Board’s standing committees. The compensation payable to non-employee directors, like compensation payable to employees, may be revised from time to time by the Compensation Committee.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information known to the Company regarding the beneficial ownership of our common stock as of October 1, 2021 by:

• each person known to the Company to be the beneficial owner of more than 5% of outstanding common stock;

• each of the Company’s executive officers and directors; and

• all of the Company’s executive officers and directors as a group.

Beneficial ownership for the purposes of the following table is determined in accordance with the rules and regulations of the SEC. A person is a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of the security, or “investment power,” which includes the power to dispose of or to direct the disposition of the security, or has the right to acquire such securities within 60 days.

Unless otherwise noted, the business address of each of the following entities or individuals is c/o Vintage Wine Estates, Inc., 937 Tahoe Boulevard, Suite 210, Incline Village, NV 89451. Unless otherwise indicated, the Company believes that each person named in the table below has sole voting and investment power with respect to all shares of Company common stock beneficially owned by them.

A total of 60,461,611 shares of common stock were issued and outstanding as of October 1, 2021.

Name and Address of Beneficial Owner	Number of Shares of Common Stock	% of Total Voting Power
Executive Officers and Directors of the Company
Patrick Roney (1)(7)(11)(12)(13)(14)	37,426,950	54.7%
Terry Wheatley	-	-
Katherine DeVillers	-	-
Jeff Nicholson	-	-
Paul Walsh	-	-
Mark W.B. Harms (2)	37,426,950	54.7%
Robert L. Berner III (2)	37,426,950	54.7%
Candice Koederitz	-	-
Jon Moramarco	-	-
Timothy Proctor	-	-
Lisa Schnorr	-	-
Jonathan Sebastiani (3)	1,134,946	1.9%

All Directors and Executive Officers as a Group
(12 Persons)	37,426,950	54.7%
Five Percent or More Holders
Roney Trust (4)(11)(14)	6,516,072	10.8%
Laura G. Roney (5)(11)	6,516,072	10.8%
Rudd Trust (6)(12)(14)	7,600,117	12.6%
Darell D. Swank (6)(7)(12)(13)	9,799,980	16.2%
Steven Kay (6)(7)(12)(13)	9,799,980	16.2%
Wasatch Advisors, Inc. (8)	14,558,244	24.1%
Bespoke Sponsor Capital LP (2)	37,426,950	54.7%
Paradice Investment Management LLC (15)	3,960,400	6.6%
Major Investors (9)	31,874,727	46.6%
Specified Investors (10)	37,426,950	54.7%

_______

(1) Patrick Roney shares voting power and dispositive power with his wife, Laura G. Roney, over the 6,516,072 shares owned by the Roney Trust. In his capacity as the Roney Representative (as defined in the Prospectus), Patrick Roney has voting power over all shares owned by the Specified Investors pursuant to and for the purposes specified in the investor rights agreement, including for the purpose of voting for the Roney Nominees. Mr. Roney disclaims beneficial ownership of all such shares except to the extent of his pecuniary interest therein.

(2) Mark W.B. Harms and Robert L. Berner III share voting and dispositive power over (i) the 6,000,000 shares and (ii) the 8,000,000 shares underlying the warrants owned by Bespoke Sponsor Capital LP (the “Sponsor”). The Sponsor also has voting power over all shares owned by the Specified Investors pursuant to and for the purposes specified in the investor rights agreement, including for the purpose of voting for the Sponsor Nominees. The address of the Sponsor is c/o Bespoke Capital Acquisition Corp., 595 Burrard Street, Suite 2600, Three Bentall Centre, Vancouver, BC V7X1L3. Each of Messrs. Harms and Berner disclaims beneficial ownership of such shares except to the extent of his pecuniary interest therein.

(3) Jonathan Sebastiani has sole voting and dispositive power over the 684,881 shares owned by Sonoma Brands II, LP, the 410,715 shares owned by Sonoma Brands VWE Co-Invest, L.P. and the 39,350 shares owned by Sonoma Brands II Select, L.P. Mr. Sebastiani disclaims beneficial ownership of such shares except to the extent of his pecuniary interest therein.

(4) Patrick Roney and his wife, Laura Roney, are co-trustees of the Roney Trust and share voting and dispositive power over the shares to be owned by the Roney Trust.

(5) Laura Roney shares voting and dispositive power with her husband, Patrick Roney, over the shares owned by the Roney Trust.

(6) Darrell D. Swank and Steven Kay are co-trustees of the Rudd Trust and share voting and dispositive power over the shares owned by the Rudd Trust. The address of the Rudd Trust is c/o LRIco Services, LLC, 2416 E. 37th St. N., Wichita, KS 67219.

(7) Includes (i) 7,600,117 shares owned by the Rudd Trust and (ii) 2,199,863 shares owned by the SLR Trust. Darrell D. Swank and Steven Kay are co-trustees of these trusts and share voting and dispositive power over the shares held by such trusts. Patrick Roney also is co-trustee of the SLR Trust, with such power over that trust. All of the trustees disclaim beneficial ownership of all such shares. The address of Mr. Swank is c/o LRIco Services, LLC, 2416 E. 37th Street N., Wichita, KS 67219. The address of Mr. Kay is 100 The Embarcadero, Penthouse, San Francisco, CA 94105-1291.

(8) Based on information contained in the Schedule 13G filed by Wasatch Advisors, Inc. on July 12, 2021, reporting sole dispositive and voting power over 14,558,244 shares. The address of such shareholder is 505 Wakara Way, 3rd Floor, Salt Lake City, UT 84108.

(9) The “Major Investors” are the Sponsor, the Roney Trust, Sean Roney, the Rudd Investors, Sonoma Brands II, L.P., Sonoma Brands II Select, L.P., and Sonoma Brands VWE Co-Invest, L.P.

(10) The “Specified Investors” are the Major Investors and all other stockholders party to the investor rights agreement, excluding Casing & Co. f/b/o Wasatch Microcap Fund.

(11) “Roney Trust” means the Patrick A. Roney and Laura G. Roney Trust.

(12) “Rudd Trust” means Marital Trust D under the Leslie G. Rudd Living Trust U/A/D 3/31/1999, as amended (as successor to the Leslie G. Rudd Living Trust U/A/D 3/31/1999, as amended).

(13) “SLR Trust” means the SLR Non-Exempt Trust U/A/D 4/21/2018 (as successor to the SLR 2012 Gift Trust U/A/D 12/31/2012). Patrick Roney, Darrell D. Swank and Steven Kay are co-trustees of the SLR Trust. They disclaim beneficial ownership of all shares held by such trust.

(14) Each of the Rudd Trust and the SLR Trust (collectively, the “Rudd Investors”) and the Roney Trust and Sean Roney (who owns 423,729 shares) (collectively, the “Roney Investors”) is a party to an Amended and Restated Voting Agreement effective as of June 7, 2021 (the “Voting Agreement”). Under the Voting Agreement, Patrick Roney may determine how all shareholders party to such agreement shall vote, act or consent.

(15) Based on information contained in the Schedule 13G filed by Paradice Investment Management LLC on June 9, 2021, reporting shared dispositive power over 3,960,400 shares and shared voting power over 2,624,118 shares. The address of such shareholder is 250 Fillmore Street, Suite 425, Denver, Colorado 80206.

Item 13. Certain Relationships and Related Transactions and Director Independence

Agreements with Stockholders

In January 2016, D209, owned by the SLR No. 209 Trust, the LR Living Trust and VWE entered into a support and production agreement (the “Kirkland Agreement”). Under the Kirkland Agreement, D209 agreed to provide certain services related to VWE’s Kirkland branded spirits including overall management of the production process and advice and consulting regarding bottling, packaging and distribution. In November 2018, for a purchase price of $658,367, VWE acquired certain assets of D209 from D209 and the LR Living Trust, including key trademarked intellectual property. As part of the purchase agreement, the parties agreed to terminate the Kirkland Agreement for $250,000 in additional payments and VWE’s agreement to reimburse the SLR 209 Trust for 50% of expenses related to canceling an unrelated third-party consulting agreement such that the total payment VWE made to the LR Living Trust in finalizing the asset purchase agreement, inclusive of the purchase price was $908,367, plus the reimbursement of such expenses. In addition, VWE agreed to ongoing quarterly payments of $3 for every nine liter case of gin sold under the D209 trademarks by VWE for three calendar years following the sale (through November 2021). Such payment for case fees resulted in immaterial payments for the periods July 1, 2019 to June 30, 2020 and July 1, 2020 to June 30, 2021, respectively. Samantha Rudd is the sole trustee of the SLR No. 209 Trust and was a director of Legacy VWE. Darrell Swank is one of two co-trustees of the LR Living Trust and was a Legacy VWE director. VWE continues to make payments to the LR Living Trust pursuant to this agreement.

Kunde Family Winery Relationship

VWE acquired Kunde on April 19, 2021, whereupon the “related party” feature of the relationship between VWE and Kunde as separate enterprises ceased to exist. Until the acquisition, VWE provided certain administrative and management services to Kunde in return for management fees that totaled $407,000 for the year ended June 30, 2021 and $429,000 for the year ended June 30, 2020. VWE provided Kunde with certain services related to wine storage and handling of alcoholic beverages. For the years ended June 30, 2021 and 2020, Kunde paid VWE $65,000 and $649,000, respectively, for actual storage and handling services provided at VWE’s warehouse.

VWE served as a pass-through for Kunde with automated invoicing of Kunde’s products sold to distributors. VWE invoiced distributors for Kunde-identified items. VWE’s ERP automated system immediately set up the Kunde account received for Kunde’s portion of the transactions, as well as the payable to Kunde (as a vendor). The Kunde payable portion had an “on hold” flag placed on it. Upon receipt of a payment from any Kunde distributor or customer, payment of any Kunde portion was applied to Kunde on the VWE books. Once the payment was applied, the payable to Kunde on its vendor account was released from hold and a check was issued to Kunde. This was a direct pass-through of funds.

On December 31, 2020, VWE entered into a marketing and distribution arrangement with Kunde. Under that arrangement, Kunde paid VWE a commission for certain distribution sales. VWE recognized $1,625,000 in revenue from the arrangement in the three and nine month periods ended March 31, 2021, with $1,625,000 included in accounts receivable at March 31, 2021. The arrangement terminated when VWE acquired Kunde on April 19, 2021. Revenue recognized in April 2021 for the period covering April 1, 2021 through April 18, 2021 was $97,100 included in accounts receivable.

Mr. Roney, throughout this period, was President of Kunde. He also was the Chief Executive Officer and a director of Legacy VWE and he is the Chief Executive Officer and a director of the Company The Roney Trust and the Rudd Trust were significant shareholders of Kunde and were and are significant shareholders of the Company.

Loans and Guarantees from Related Parties

In January 2018, VWE and related entities issued a promissory note, as amended, in favor of the LR Living Trust in the original principal amount of $9,000,000. This note was assigned to from the LR Living Trust to the Rudd Trust effective as of December 31, 2019. The interest rate on the loan was equal to the prime rate of interest published by the Wall Street Journal (the “Prime Rate”) plus 4% as computed on a 360-day year with the interest rate being adjusted for all outstanding advances as of the first day of each calendar quarter. Any amount that is not paid when due bears interest at the Prime Rate plus 5%. VWE made an interest payment during the fiscal year ended June 30, 2021 in the amount of $1,633,312 representing all accrued interest as of December 31, 2019. The principal amount of $9,000,000 and accrued interest of $920,247 was paid on May 31, 2021.

In January 2018, VWE and related entities issued a promissory note in favor of Mr. Patrick Roney in the original principal amount of $1,000,000. The interest rate on the loan was equal to the Prime Rate plus 4% as computed on a 360-day year with the interest rate being adjusted for all outstanding advances as of the first day of each calendar quarter. Any amount not paid when due bears interest at the Prime Rate plus 5%. On March 9, 2021, VWE paid $488,730 of principal and 267,570 in accrued interest to Patrick Roney. On May 31, 2021, VWE paid the remaining principal of $511,270 and accrued interest of $10,217 to settle the outstanding note.

Loan to Related Party

In 2014, VWE made two unsecured loans to Terry Wheatley, one for $560,000 and the other for $110,000, in connection with VWE’s acquisition of her company, Canopy Brands. In June 2018, the terms of the loans were amended such that the interest accrued on both loans (totaling $86,269), was added to the outstanding principal amount on the loans, resulting in a new loan for the outstanding principal amount of $756,289. The principal amount of this loan was repaid in full in 2021 before the April 28, 2021 filing by the Sponsor with the SEC of the Sponsor’s Registration Statement on Form S-4 (File No. 333-254260). Interest on the loan in the amount of $87,032 was forgiven by VWE at that time. Terry Wheatley is the President of the Company.

Immediate Family Member Employment Agreements

VWE provides at will employment to Mr. Sean Roney, who provides administrative and general services to VWE, manages VWE’s trademarks and acts as brand manager for Sabotage, Sean Roney, who is the son of Mr. Patrick Roney, has served VWE from 2010 to present. During the years ended June 30, 2021 and 2020, he was paid a salary of $142,999 and $133,563, respectively.

In 2018, VWE employed Chris Sebastiani, the brother of Jonathan Sebastiani, as the General Manager of Viansa, responsible for direct-to-consumer sales and marketing of the Viansa brand. During the years ended June 30, 2021 and 2020, VWE paid Mr. Sebastiani $155,160 and $150,482, respectively. This arrangement remained in effect in 2021.

In 2014, VWE employed Kevin Lynn, the brother of Terry Wheatley, as Regional Sales Manager, selling wine to distributors. In the year ended June 30, 2020, VWE paid Mr. Lynn $159,900. This arrangement ended in 2020. Mr. Lynn was re- hired in October 2021 as the Visual Communications Manager.

Family Member Business Arrangements

In connection with its acquisition of Terry Wheatley’s business in 2014, VWE began to pay an unincorporated business named Tough Enough to Wear Pink for sponsorship services in connection with the latter’s breast cancer awareness campaign in the western community. Tough Enough to Wear Pink is the marketing platform for VWE’s Purple Cowboy brand. During the periods July 1, 2020 to June 30, 2021 and July 1, 2019 to June 30, 2020, VWE paid $360,000 and $380,000, respectively, to Tough Enough to Wear Pink for its services. These payments were made to Lacey and Wade Wheatley, who are the daughter-in-law and son of Terry Wheatley.

XMS Arrangement

BCAC engaged XMS Capital Partners, LLC, a financial services firm (“XMS”), to provide advisory and consulting services to BCAC in connection with its initial public offering, identifying an acquisition target and diligence, the merger transaction and related matters. XMS received from BCAC and Bespoke B LP, respectively, a fee in cash of $2,000,000 and 333,333 profits interests for these services. Candice Koederitz, one of the Company’s directors, is a registered representative of XMS and performed certain of these services on behalf of XMS and prior to the consummation of the transactions. Following the consummation of the transactions, Ms. Koederitz received a portion of XMS’ fees for a total of $500,000 in cash and, at the request of XMS, Bespoke B LP issued 83,333 of profits interests directly to Ms. Koederitz in connection with XMS’ forfeiture of the same amount, for work she performed for on behalf of XMS prior to being elected as a director of the Company. Ms. Koederitz’s compensation was not pursuant to any contract or agreement with XMS, BCAC or VWE regarding compensation for the services she provided to BCAC.

Investor Rights Agreement

In connection with the consummation of the merger and other transactions, the Roney Investors, the Rudd Investors, the Sebastiani Investors and the Sponsor (collectively referred to as the Major Investors) and all other holders of Legacy VWE capital stock entered into the investor rights agreement, which provides for, among other things, voting agreements, resale restrictions and registration rights, and possible redemption of shares of the Company’s common stock relating to the PPP Note and downward Merger Consideration adjustments in excess of the Adjustment Escrow Deposit.

The Specified Investors will have significant influence in determining the outcome of matters requiring shareholder approval as well as the election of directors due to the investor rights agreement, the rights set out therein and the relative ownership of the Company’s common stock by the Specified Investors following closing of the transactions. Subject to its terms, the investor rights agreement and the rights set out therein with respect to election of directors may extend until the 2028 Annual Meeting.

Voting Agreements. The Sponsor and the Legacy VWE investors party to the investor rights agreement (collectively referred to as the Specified Investors) agreed therein to act in concert with respect to voting their shares of the Company’s common stock. Such agreement covers voting with respect to directors and, for the Major Investors, voting with respect to other matters.

Subject to the terms of the investor rights agreement, until the 2028 annual meeting of shareholders of the Company (the “2028 Annual Meeting”), the Roney Representative may designate up to five individuals, at least two of whom will qualify as independent directors under applicable Nasdaq listing requirements (collectively, the Roney Nominees), for inclusion by the Company and its board of directors, acting through the nominating and governance committee of the board of directors, in the slate of nominees recommended to shareholders for election as directors at any annual or special meeting of the shareholders at which directors are to be elected. Notwithstanding this agreement, if the combined beneficial ownership of the Roney Investors, the Rudd Investors and the Sebastiani Investors over which the Roney Representative has control:

• (A) is reduced by at least 50%, but less than 75%, from that owned on the closing date of the merger (excluding reductions to the extent due to (1) the sale of shares in which the Roney Representative has no pecuniary interest or (2) issuances unrelated to a Material Stock Acquisition) and (B) represents at least the Minimum Number, the Roney Representative will, without further action, only be entitled to designate up to three Roney Nominees;

• (A) is reduced by at least 75% from that owned on such closing date (excluding reductions to the extent due to due to (1) the sale of shares in which the Roney Representative has no pecuniary interest or (2) issuances unrelated to a Material Stock Acquisition) and (B) represents at least the Minimum Number, the Roney Representative will, without further action, only be entitled to designate up to two Roney Nominees; and

• represents less than the Minimum Number, the Roney Representative will, without further action, no longer have any nomination rights hereunder.

Likewise, until the 2028 Annual Meeting and subject to the terms of the investor rights agreement, the Sponsor may designate all but two of the remaining directors, at least one of whom so designated will qualify as an independent director under applicable Nasdaq listing requirements (collectively, the Sponsor Nominees), for inclusion by the Company and its board of directors, acting through the nominating and governance committee of the board of directors, in the slate of nominees recommended to shareholders for election as directors at any annual or special meeting of the shareholders at which directors are to be elected. Notwithstanding this agreement, if the beneficial ownership of the Sponsor:

• (A) is reduced by at least 50%, but less than 75%, from that owned on the closing date of the merger (excluding reductions to the extent due to issuances unrelated to a Material Stock Acquisition) and (B) represents at least the Minimum Number, the Sponsor will, without further action, only be entitled to designate up to two Sponsor Nominees;

• (A) is reduced by at least 75% from that owned on such closing date (excluding reductions to the extent due to issuances unrelated to a Material Stock Acquisition) and (B) represents at least the Minimum Number, the Sponsor will, without further action, only be entitled to designate up to one Sponsor Nominee; and

• represents less than the Minimum Number, the Sponsor will, without further action, no longer have any nomination rights under the investor rights agreement.

The two members of the board who are neither Roney Nominees nor Sponsor Nominees will be individuals who qualify as independent directors under Nasdaq and TSX listing requirements and are nominated by the Nominating and Governance Committee and the entire board of directors. If and when the Company’s securities are no longer listed on the TSX and the terms of these Nominating Committee Nominees expire, then the two positions on the board that would be filled by Nominating Committee Nominees will instead be filled by two additional Sponsor Nominees.

The “Roney Representative” as defined in the investor rights agreement is Patrick A. Roney or, if he is not then living or is incapacitated, the trustee of the Rudd Trust, the SLR Trust and the Rudd Foundation that owns a plurality of the total shares of common stock then held by them.

A “Material Stock Acquisition” as defined in the investor rights agreement means a transaction in connection with which Parent issues shares of common stock representing more than 35% of such stock then outstanding.

“Minimum Number” as defined in such agreement means 4% of the shares of the Company’s common stock outstanding as of the relevant date or such lower percentage to which the Roney Representative or Sponsor, as applicable, may agree (such agreement not to be unreasonable withheld) upon the request of the other.

In furtherance of the nomination rights provided for in the investor rights agreement, such agreement also provides that: (i) in connection with each meeting or consent solicitation of at or by which directors are to be elected, the Company’s board of directors (including any committee thereof) will nominate and recommend for election and include such recommendation in a timely manner in any proxy statement, consent solicitation or other applicable announcement to shareholders, and the Specified Investors will vote for each Roney Nominee and Sponsor Nominee; and (ii) the Company, acting through its board of directors (including any committee thereof), will fill any vacancy of a Roney Nominee or a Sponsor Nominee on the board with a Roney Nominee or a Sponsor Nominee, respectively.

With respect to voting on matters other than the election of directors, the investor rights agreement provides as follows for the period beginning on the closing date of the merger and ending the earlier of seven years from that date and the date on which the Roney Investors cease to own, in the aggregate, 10% or more of the Company’s outstanding common stock. During that period, each Major Investor will irrevocably appoint the Roney Representative as such Major Investor’s proxy, to the fullest extent of such Major Investor’s rights with respect to the shares of the Company’s common stock owned by such Major Investor as of the closing date or thereafter acquired, to vote each such shares at each annual or special meeting of shareholders on all matters other than, in the case of Sponsor, certain reserved matters. Such reserved matters are (a) the issuance of equity or the adoption of any equity plan, (b) any merger, consolidation or other business combination transaction to which the Company is a party (other than such a transaction resulting in a change of domicile, without more), (c) any transaction pursuant to which any executive officer, director or affiliate of the Company has an interest that is different from, or in addition to, the interests of the Company’s shareholders generally, (d) any amendment of the Company’s articles of incorporation or bylaws (other than an amendment that does not discriminate by its terms against any class, series or group of shareholders or any particular shareholder or adversely affect shareholder rights in a significant respect), and (e) any matter as to which Sponsor is advised in writing by a nationally recognized law firm that the failure to exercise independent judgment would be a breach of any law, exchange listing requirement, fiduciary duty or contract.

Upon consummation of the transactions, the Specified Investors beneficially owned approximately 48.7% of the Company’s common stock.

Resale Restrictions. Pursuant to the investor rights agreement, the Major Investors (other than the Sebastiani Investors) agreed that they will not, for 18 months following the closing of the merger, sell, offer to sell, contract or agree to sell, pledge, grant any option to purchase or otherwise dispose of, directly or indirectly, establish or increase a put equivalent position or liquidate or decrease a call equivalent position, enter into any swap or other arrangement that transfers to another any of the economic consequences of ownership of the Company’s common stock or otherwise hedges such consequences, including any short sale or any purchase, sale or grant of any right with respect to such stock or any security that includes, relates to or derives value from such stock (in each case, subject to certain exceptions set forth in the investor rights agreement). After that, approximately 94% of such investors’ shares will be released from the lock-up in equal amounts monthly over a 17-month period. Any remaining shares held by such investors will be released from the lock-up on the date that is 35 months following the closing of the merger. All other Legacy VWE investors party to the investor rights agreement (including the Sebastiani Investors but excluding Wasatch) agreed that they will not, for six months after the closing of the merger, sell, offer to sell, contract or agree to sell, pledge, grant any option to purchase or otherwise dispose of, directly or indirectly, establish or increase a put equivalent position or liquidate or decrease a call equivalent position, enter into any swap or other arrangement that transfers to another any of the economic consequences of ownership of the Company’s common stock or otherwise hedges such consequences, including any short sale or any purchase, sale or grant of any right with respect to such stock or any security that includes, relates to or derives value from such stock (in each case, subject to certain exceptions). After that, approximately 83% of their shares will be released from the lock-up in equal amounts monthly over a five-month period. Any remaining shares held by such other Legacy VWE investors will be released from the lock-up on the date that is 11 months after the closing of the merger.

Modification or Amendment. The investor rights agreement may be amended and the Company may take action therein prohibited, or omit to perform any act therein required to be performed by it, if and only if the Company has obtained the consent of each Major Investor holding at least 5% of the outstanding shares of the Company’s common stock and, during the Roney Director Designation Period, the Roney Representative, but the resale restrictions described above cannot be amended without the prior written consent of any Major Investor that would be adversely affected by the amendment.

Registration Rights. Under the investor rights agreement, (i) Wasatch and (ii) after the initial 18-month lock-up period provided for in the investor rights agreement, the Sponsor or any Major Investor holding not less than 10% of the shares of the Company’s common stock held by all Legacy VWE Investors in the aggregate, may demand to sell all or a portion of their registrable securities in an SEC-registered offering up to six times, in the case of Wasatch and such Major Investors, and up to three times, in the case of the Sponsor, in each case subject to certain minimum requirements and customary conditions. The investor rights agreement also provides the Sponsor and all holders of Legacy VWE capital stock party thereto with “piggy-back” and Form S-3 registration rights, subject to certain minimum requirements and customary conditions. The investor rights agreement also provides that the Company will pay certain expenses relating to such registrations and indemnify the registration rights holders against (or make contributions in respect of) certain liabilities which may arise under the Securities Act. Approximately 27 million shares of the Company’s common stock issued to Legacy VWE shareholders in connection with the merger are expected to be covered by the registration rights provisions of the investor rights agreement.

Item 14. Principal Accounting Fees and Services

Audit Fees

Moss Adams billed the Company $3,695,488 in the aggregate for services rendered for the audit of the Company’s 2021 fiscal year and services in connection with the SEC Form S-4 and Super 8-K filings.

RSM billed BCAC $101,000 in the aggregate for services rendered for the audit of the Company’s 2020 fiscal year and the review of the Company’s interim consolidated financial statements.

Audit-Related Fees

Moss Adams billed the Company $16,275 for the audit of the Company’s 401(k) plan.

RSM billed BCAC $137,000 for audit-related services rendered during the Company’s fiscal year 2020. The services related to due diligence related to contemplated acquisition of Vintage Wine Estates, Inc. and review of interim reporting period..

Tax Fees and All Other Fees

Neither Moss Adams nor RSM provided any tax services or other services to us during the Company’s fiscal year 2021 or 2020.

Policy on Pre-Approval of Independent Registered Public Accounting Firm Services

The charter of the Audit Committee provides for the pre-approval of all audit services and all permitted non-audit services to be performed for the Company by the independent registered public accounting firm, subject to the requirements of applicable law. The procedures for pre-approving all audit and non-audit services provided by the independent registered public accounting firm include the Audit Committee reviewing audit-related services, tax services and other services. The Audit Committee periodically monitors the services rendered by and actual fees paid to the independent registered public accounting firm to ensure that such services are within the parameters approved by the Audit Committee.

Part IV.

Item 15. Exhibits and Financial Statement Schedules

Exhibit Number	Description of Exhibit

31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Vintage Wine Estates, Inc.

Date: October 28, 2021	By:	/s/ Patrick Roney
	Name:	Patrick Roney
	Title:	Chief Executive Officer and Director