Form 10-Q
period 2021-09-30
Vintage Wine Estates, Inc.
filed 2021-11-15
CIK 1834045

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-40016

VINTAGE WINE ESTATES, INC.

(Exact name of registrant as specified in its charter)

Nevada	87-1005902
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

As of November 1, 2021, 60,461,611 shares of the registrant’s common stock were outstanding.

Part I—Financial Information

Item 1. Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share amounts)

	September 30, 2021	June 30, 2021
Assets
Current assets:
Cash	$118,275	$118,879
Restricted cash	4,800	4,800
Accounts receivable, net	13,791	14,639
Other receivables	16,894	14,044
Inventories	225,816	221,145
Prepaid expenses and other current assets	7,654	8,538
Total current assets	387,230	382,045
Property, plant, and equipment, net	217,962	213,673
Goodwill	109,895	109,895
Intangible assets, net	35,548	36,079
Other assets	1,596	1,806
Total assets	$752,231	$743,498
Liabilities, redeemable noncontrolling interest, and stockholders' equity
Current liabilities
Line of credit	$98,722	$87,351
Accounts payable	14,617	17,301
Accrued liabilities and other payables	26,488	25,078
Current maturities of long-term debt	22,964	22,964
Total current liabilities	162,791	152,694
Other long-term liabilities	2,767	2,767
Long-term debt, less current maturities	181,125	183,541
Interest rate swap liabilities	12,414	13,807
Deferred tax liability	16,752	16,752
Deferred gain	11,666	12,000
Total liabilities	387,515	381,561
Commitments and contingencies (Note 12)
Redeemable noncontrolling interest	1,685	1,682
Stockholders' equity
Preferred stock, no par value, 2,000,000 shares authorized, and none issued and outstanding at September 30, 2021 and June 30, 2021.	-	-
Common stock, no par value, 200,000,000 shares authorized, 60,461,611 and 60,461,611 issued and outstanding at September 30, 2021 and June 30, 2021.	-	-
Additional paid-in capital	360,732	360,732
Retained earnings	2,804	-
Total Vintage Wine Estates, Inc. stockholders' equity	363,536	360,732
Noncontrolling interests	(505)	(477)
Total stockholders' equity	363,031	360,255
Total liabilities, redeemable noncontrolling interest, and stockholders' equity	$752,231	$743,498

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

(Unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended September 30,
	2021	2020
Net revenues
Wine and spirits	$36,287	$42,763
Nonwine	19,400	11,071
	55,687	53,834
Cost of revenues
Wine and spirits	20,588	25,406
Nonwine	11,662	5,900
	32,250	31,306
Gross profit	23,437	22,528
Selling, general, and administrative expenses	17,634	14,321
(Gain) on sale of property, plant, and equipment	(340)	(356)
Income from operations	6,143	8,563
Other income (expense)
Interest expense	(3,603)	(3,382)
Net unrealized gain on interest rate swap agreements	1,393	846
Other, net	39	190
Total other income (expense), net	(2,171)	(2,346)
Income before provision for income taxes	3,972	6,217
Income tax provision	1,193	856
Net income	2,779	5,361
Net income (loss) attributable to the noncontrolling interests	25	(304)
Net income attributable to Vintage Wine Estates, Inc.	2,804	5,057
Accretion on redeemable Series B stock	-	1,835
Net income allocable to common stockholders	$2,804	$3,222

Net earnings per share allocable to common stockholders
Basic	$0.05	$0.12
Diluted	$0.05	$0.12
Weighted average shares used in the calculation of earnings per share allocable to common stockholders
Basic	60,461,611	21,920,583
Diluted	60,461,611	25,099,864

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(in thousands, except share amounts)

	Redeemable Non-Controlling Interest Amount	Common Stock		Additional Paid-In Capital	Retained Earnings	Non-Controlling Interests	Total Stockholders' Equity
		Shares	Amount
Balance, June 30, 2021	$1,682	60,461,611	$-	$360,732	-	$(477)	$360,255
Net income (loss)	3	-	-	-	2,804	(28)	2,776
Balance, September 30, 2021	$1,685	60,461,611	$-	$360,732	$2,804	$(505)	$363,031

	Redeemable Non-Controlling Interest Amount	Common Stock		Additional Paid-In Capital	Retained Earnings	Non-Controlling Interests	Total Stockholders' Equity
(in thousands, except share amounts)		Shares	Amount
Balance, June 30, 2020	$1,382	26,460,375	$-	$92,940	$15,191	$(395)	$107,736
Accretion on redeemable stock	-	-	-	5,880	(5,880)	-	-
Stock-based compensation expense	-	-	-	330	-	-	330
Net income	278	-	-	-	5,058	26	5,084
Balance, September 30, 2020	$1,660	26,460,375	$-	$99,150	$14,369	$(369)	$113,150

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended September 30,
	2021	2020
Cash flows from operating activities
Net income	$2,779	$5,361
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	4,034	2,706
Amortization of deferred loan fees and line of credit fees	99	119
Amortization of label design fees	120	79
Stock-based compensation expense	-	330
Provision for doubtful accounts	(15)	15
Net unrealized gain on interest rate swap agreements	(1,393)	(846)
Gain on disposition of assets	(6)	(22)
Deferred gain on sale leaseback	(334)	(334)
Deferred rent	128	125
Change in operating assets and liabilities (net of effect of business combinations):
Accounts receivable	863	(730)
Related party receivables	-	(316)
Other receivables	(2,850)	(2,066)
Inventories	(4,671)	(4,714)
Prepaid expenses and other current assets	884	(3,347)
Other assets	116	2,306
Accounts payable	(3,071)	4,058
Accrued liabilities and other payables	1,356	6,387
Related party liabilities	-	(1,410)
Net cash (used in) provided by operating activities	(1,961)	7,701

Cash flows from investing activities
Proceeds from disposition of assets	6	22
Purchases of property, plant, and equipment	(7,792)	(6,871)
Label design expenditures	(59)	(69)
Net cash used in investing activities	(7,845)	(6,918)

Cash flows from financing activities
Principal payments on line of credit	(6,304)	(4,200)
Proceeds from line of credit	17,675	5,100
Outstanding checks in excess of cash	387	69
Principal payments on long-term debt	(2,482)	(3,416)
Proceeds from long-term debt	-	4,152
Payments on acquisition payable	(74)	(97)
Net cash provided by financing activities	9,202	1,608

Net change in cash and restricted cash	(604)	2,391
Cash and restricted cash, beginning of period	123,679	1,751

Cash and restricted cash, end of period	$123,075	$4,142

Supplemental cash flow information
Cash paid during the period for:
Interest	$2,603	$2,945
Income taxes	$-	$4
Noncash investing and financing activities:
Accretion of redemption value of Series B redeemable cumulative stock	$-	$1,835
Accretion of redemption value of Series A redeemable stock	$-	$4,045

See notes to condensed consolidated financial statements.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements include the accounts of all majority-owned or controlled subsidiaries, and all significant intercompany transactions and amounts have been eliminated. The results of businesses acquired or disposed of are included in the condensed consolidated financial statements from the date of the acquisition or up to the date of disposal, respectively.

References to "we", "our" and similar pronouns in the Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 (this "Form 10-Q") refer to Vintage Wine Estates, Inc., and its majority owned subsidiaries or controlled subsidiaries unless the context requires otherwise.

Our fiscal year ends on June 30. References to fiscal 2021 and 2020 in these condensed consolidated financial statements are to the fiscal years ending or ended June 30, 2021 and June 30, 2020, respectively.

Our unaudited condensed consolidated financial statements have been prepared in accordance with the U.S. Securities and Exchange Commission ("SEC") instructions to Quarterly Reports on Form 10-Q and include the information and disclosures required by accounting principles generally accepted in the United States ("GAAP") for interim financial reporting.

The COVID-19 pandemic ("COVID-19") continues to affect the U.S. and global economies. Restrictions imposed by federal, state, and local governments have disrupted and will continue to disrupt our business. While many of the restrictions have expired, some are continuing and others are being reimplemented as COVID-19 continues to spread. We expect the COVID-19 pandemic to have a minimal impact on sales revenues, as we believe we are well-positioned to take advantage of increased direct-to-consumer sales platforms in lieu of in-person transactions.

In the opinion of management, all adjustments necessary for a fair statement of the condensed consolidated financial statements have been included. Except as disclosed elsewhere in this Form 10-Q, all such adjustments are of a normal and recurring nature. In addition, financial results presented for this fiscal 2022 interim period are not necessarily indicative of the results that may be expected for the full fiscal year ending June 30, 2022 or any other future interim or annual period. These condensed consolidated financial statements are unaudited and accordingly, should be read in conjunction with the audited consolidated financial statements and related notes contained in our Annual Report on Form 10-K for fiscal year ended June 30, 2021, filed with the SEC on October 13, 2021. The June 30, 2021 condensed consolidated balance sheet was derived from the audited consolidated financial statements as of that date.

Merger and Reverse Recapitalization

We were formed in 2019 as Bespoke Capital Acquisition Corp. (“BCAC”), a special purpose acquisition company incorporated under the laws of the Province of British Columbia. BCAC was organized for the purpose of effecting an acquisition of one or more businesses or assets by way of a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or any other similar business combination involving BCAC.

On June 7, 2021, BCAC completed its business combination (the "Merger") with Legacy Vintage Wine Estates ("VWE") pursuant to a transaction agreement dated February 3, 2021 (as amended, the “Transaction Agreement”) by the merger of VWE Acquisition Sub Inc., a wholly owned subsidiary of BCAC (“merger sub”) with and into Legacy VWE, with Legacy VWE continuing as the surviving entity and as a wholly owned subsidiary of BCAC. In connection with the Merger, BCAC changed its jurisdiction of incorporation from the Province of British Columbia to the State of Nevada and BCAC changed its name to Vintage Wine Estates, Inc. Upon the consummation of the Merger, the Company received approximately $248.7 million, net of fees and expenses. See Note 2 for additional details regarding the transaction.

Significant Accounting Policies

A description of the Company’s significant accounting policies is included in the audited financial statements within its Annual Report on Form 10-K for the year ended June 30, 2021. Except as noted below, there have been no material changes in the Company’s significant accounting policies during the three months ended September 30, 2021.

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

Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheet that sums to the total of the same such amounts as shown in the condensed consolidated statement of cash flows.

(in thousands)	September 30, 2021	September 30, 2020	June 30, 2021

Cash and cash equivalents	$118,275	$4,142	$118,879
Restricted cash	4,800	-	4,800
Total cash, cash equivalents and restricted cash as shown in the condensed consolidated statement of cash flows	$123,075	$4,142	$123,679

Restricted cash consists of cash that was deposited into a restricted cash account as collateral for the credit facility and is subject to release upon the completion of certain construction costs.

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

Accordingly, changes in the fair value of the interest rate swaps are included in the condensed consolidated statements of operations as a component of other income (expense). We do not enter into financial instruments for trading or speculative purposes.

Revenue Recognition

Point in Time —Revenue is recognized when control of promised goods or services is transferred to a customer in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To determine revenue recognition for its arrangements, we perform the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation.

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

Over Time —Certain long-term contracts at our B2B segment are for custom wine making services and include services such as fermentation, barrel aging, procurement of dry goods, bottling and cased goods. Additionally, we provide storage services for wine inventory of various customers.

We recognize revenue over time as the contract specific performance obligations are met.

Disaggregation of Revenue

The following tables summarizes revenue by geographic region for the three months ended September 30, 2021 and 2020, respectively:

(in thousands)	September 30, 2021	September 30, 2020
Geographic regions:
United States	$54,150	$52,182
Canada	504	1,220
Europe, Middle East, & Africa	412	115
Asia Pacific	455	248
Other	166	69
Total net revenue	$55,687	$53,834

The following table provides a disaggregation of revenue based on the pattern of revenue recognition for the three months ended September 30, 2021 and 2020, respectively:

(in thousands)	September 30, 2021	September 30, 2020
Point in time	$46,822	$45,401
Over a period of time	8,865	8,433
Total net revenue	$55,687	$53,834

Concentrations of Risk

Financial instruments that potentially expose us to significant concentrations of credit risk consist primarily of cash and trade accounts receivable. We maintain the majority of our cash balances at multiple financial institutions that management believes are of high-credit quality and financially stable. At times, we have cash deposited with major financial institutions in excess of the Federal Deposit Insurance Corporation (FDIC) insurance limits. At September 30, 2021 and June 30, 2021, we had $122.0 million and $121.6 million respectively, in one major financial institution in excess of FDIC insurance limits. We sell the majority of our wine through U.S. distributors and the direct-to-consumer channel. Receivables arising from these sales are not collateralized. We attempt to limit our credit risk by performing ongoing credit evaluations of our customers and maintaining adequate allowances for potential credit losses. The following table summarizes customer concentration for the three months ended:

	September 30, 2021	September 30, 2020
Revenue as a percent of total revenue
Customer A	25.5%	31.0%
Customer B	12.6%	16.5%
Customer C	*	11.6%
Customer D	*	*

The following table summarizes customer concentration for the periods ended:

	September 30, 2021	June 30, 2021
Receivables as a percent of total receivables
Customer A	32.8%	35.0%
Customer B	17.5%	21.0%
Customer C	*	*
Customer D	*	10.4%

* Customer revenue or receivables did not exceed 10% in the respective periods.

Revenue for the sales from Customer A are included in the Wholesale and Business-to-Business reporting segments, Customer B revenue within the Business-to-Business reporting segment, Customer C and Customer D within the Wholesale reporting segment.

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

Earnout Shares

The Legacy VWE shareholders are entitled to receive up to an additional 5,726,864 shares of the Company’s common stock (the “Earnout Shares”). The Earnout Shares will be released if the price of our common stock meets certain thresholds in the 24 months following the closing of the Merger (see Note 2). The Earnout Shares meet the accounting definition of a derivative financial instrument, are considered to be indexed to the Company’s common stock and meet other conditions in ASC 815-40, Derivatives and Hedging: Contracts in Entity's Own Equity, to be classified as equity.

The Company’s obligation to issue the Earnout Shares is recorded as a dividend to the Legacy VWE shareholders at fair value as of the date of the Merger.

The fair value of the Earnout Shares was determined using a Monte Carlo valuation model, which requires significant estimates including the expected volatility of our common stock. The expected annual volatility of our common stock was estimated to be 55.0% as of the date of the Merger, based on the historical volatility of comparable publicly traded companies.

Redeemable Series A and Series B Stock

Prior to the Merger, Legacy VWE had Series A and B stock outstanding. All of the Series B stock and the majority of the Series A stock was classified as temporary equity due to the shares being redeemable at the option of the holder. The carrying value of the redeemable Series A stock and redeemable Series B stock was being accreted to their respective redemption values, using the effective interest method, from the date of issuance to the earliest date the holders can demand redemption. Accretion of redeemable Series B stock included the accretion of dividends and issuance costs. Increases to the carrying value of redeemable Series A stock and redeemable Series B stock were charged to retained earnings or, in its absence, to additional-paid-in-capital. Upon any repurchase of redeemable stock, the excess consideration paid over the carrying value at the time of repurchase is accounted for as a deemed dividend to the stockholders.

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

Earnings Per Share

Basic and diluted net income (loss) per share allocable to common stockholders is presented in conformity with the two-class method required for participating securities. We considered our Series B stock to be participating securities as, in the event a dividend is paid on Series A stock, the holders of Series B stock would be entitled to receive dividends on a basis consistent with the Series A stockholders. The two-class method determines net income per share for each class of common and participating securities according to dividends declared or accumulated as well as participation rights in undistributed earnings. The two-class method requires income available to stockholders for the period to be allocated between common and participating securities based upon their respective rights to receive dividends as if all income for the period had been distributed. Legacy VWE’s redeemable Series B stock was considered to be a participating security. Under the two-class method, any net loss attributable to common stockholders is not allocated to the Series B stock as the holders of the Series B stock did not have a contractual obligation to share in losses.

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

As the Merger has been accounted for as a reverse recapitalization, the consolidated financial statements of the merged entity reflect the continuation of Legacy VWE’s consolidated financial statements, with the Legacy VWE Equity, which has been retroactively adjusted to the earliest period presented to reflect the legal capital of the legal acquirer, BCAC. As a result, net income (loss) per share was also restated for periods ended prior to the Merger.

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

Recently Adopted Accounting Pronouncements

In March 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions to applying the guidance on contract modifications, hedge accounting, and other transactions, to simplify the accounting for transitioning from the London Interbank Offered Rate, and other interbank offered rates expected to be discontinued, to alternative reference rates. The guidance in this ASU was effective upon its issuance; if elected, it is to be applied prospectively through December 31, 2022. The impact this ASU will have on our condensed consolidated financial statements will not be known until we have a modification to our financial instruments converting from LIBOR to another interest rate.

Recently Issued Accounting Pronouncements

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, as amended, which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. It also eliminates the concept of other-than-temporary impairment and requires credit losses related to available-for-sale debt securities to be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. These changes will result in more timely recognition of credit losses. The guidance is effective for the Company for fiscal year ending on June 30, 2024 and interim periods beginning for the fiscal year commencing on July 1, 2023. Early adoption is permitted. We do not expect the adoption of this standard will have a significant impact on the consolidated financial statements given our historically low bad debt expense.

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

2. Merger and Reverse Recapitalization

On June 7, 2021, Legacy VWE and BCAC consummated the Merger, with Legacy VWE surviving the Merger as a wholly owned subsidiary of BCAC, which was renamed Vintage Wine Estates, Inc. Immediately prior to the closing of the Merger, the Company purchased 2,889,507 shares of Series B stock from TGAM Agribusiness Fund Holdings LP for $32.0 million, including unpaid cumulative dividends and all remaining shares of outstanding Series B stock of Legacy VWE were converted into shares of Legacy VWE Series A common stock. Upon the consummation of the Merger, each share of Legacy VWE Series A and Series B common stock issued and outstanding was canceled and converted into the right to receive 2.85708834472042 shares (the “Exchange Ratio”) of common stock of the Company. For periods prior to the Merger, the reported share and per share amounts have been retroactively converted (“Retroactive Conversion”) by applying the Exchange Ratio. VWE Legacy shareholders were issued 26,828,256 shares of the Company’s common stock of which 1,000,002 shares were placed in escrow to cover potential adjustments to the purchase price.

To satisfy the requirements of full repayment of the Company’s Paycheck Protection Program loan (the “PPP Loan”) upon a change of control, we placed into escrow $6.6 million in advance of the pending merger and reverser recapitalization. Funds held in escrow were released back to the Company upon receiving notification of the full forgiveness of the PPP loan prior to June 30, 2021.

In September 2021, upon finalization of the purchase price, all 1,000,002 shares of the shares in escrow were released to the VWE Legacy shareholders.

Upon the closing of the Merger, the Company's certificate of incorporation authorized 200,000,000 shares of common stock, no par value per share and 2,000,000 shares of preferred stock, no par value per share. As of June 7, 2021 (the "Closing Date"), there were 60,461,611 shares of the Company’s common stock issued and outstanding and warrants to purchase 26,000,000 shares of the Company’s common stock outstanding. There was no preferred stock outstanding as the Closing Date.

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

The Earnout Shares will be adjusted to reflect any stock split, reverse stock split, stock dividend (including any dividend or distribution of securities convertible common shares), reorganization, recapitalization, reclassification, combination and, exchange of shares or other like change. The Earnout Shares are indexed to the Company’s equity and meet the criteria for equity classification. The fair value of the Earnout Shares, $32.4 million, was recorded as a dividend to additional paid in capital due to the absence of retained earnings.

No Earnout Shares were issued as of September 30, 2021.

3. Inventory

A summary of inventory at September 30, 2021 and June 30, 2021 is as follows:

(in thousands)	September 30, 2021	June 30, 2021
Bulk wine and spirits	$103,857	$119,333
Bottled wine and spirits	106,482	90,083
Bottling and packaging supplies	13,991	10,482
Nonwine inventory	1,486	1,247
Total inventories	$225,816	$221,145

For the three months ended September 30, 2021 and 2020, the Company did not recognize any impairment of inventory.

4. Property, Plant and Equipment

Property, plant and equipment consists of the following at September 30, 2021 and June 30, 2021:

(in thousands)	September 30, 2021	June 30, 2021
Buildings and improvements	$136,889	$129,288
Land	33,735	33,734
Machinery and equipment	60,489	58,227
Cooperage	10,551	10,551
Vineyards	21,364	21,364
Furniture and equipment	1,394	1,343
	264,422	254,507
Less accumulated depreciation and amortization	(56,294)	(52,791)
	208,128	201,716
Construction in progress	9,834	11,957
	$217,962	$213,673

Depreciation and amortization expense related to property and equipment was $3.5 million and $2.6 million for the three months ended September 30, 2021 and 2020.

5. Goodwill and Intangible Assets

Goodwill

The following table summarizes the changes in the carrying amount of goodwill by segment:

(in thousands)	Wholesale	Direct-to-Consumer	Business-to-Business	Total
Balance at June 30, 2021	$88,808	$20,342	$745	$109,895

Balance at September 30, 2021	$88,808	$20,342	$745	$109,895

Intangible Assets

The following tables summarize other intangible assets by class:

	September 30, 2021
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Amortization Period (in years)
Indefinite-life intangibles
Trademarks	$23,229	$-	$23,229	N/A
Winery use permits	6,750	-	6,750	N/A
Total Indefinite-life intangibles	29,979	-	29,979

Definite-life intangibles
Customer and Sommelier relationships	6,300	(731)	5,569	3.9
Total definite-life intangibles	6,300	(731)	5,569
Total other intangible assets	$36,279	$(731)	$35,548

	June 30, 2021
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Amortization Period (in years)
Indefinite-life intangibles
Trademarks	$23,229	$-	$23,229	N/A
Winery use permits	6,750	-	6,750	N/A
Total Indefinite-life intangibles	29,979	-	29,979

Definite-life intangibles
Customer and Sommelier relationships	6,300	(200)	6,100	4.7
Total definite-life intangibles	6,300	(200)	6,100
Total other intangible assets	$36,279	$(200)	$36,079

Amortization expense of customer and Sommelier relationships was $531 thousand and $25 thousand for the three months ended September 30, 2021 and 2020, respectively.

As of September 30, 2021, estimated future amortization expense for finite-lived assets is as follows:

2022 remaining	$1,133
2023	1,510
2024	1,499
2025	905
2026	522
Total estimated amortization expense	$5,569

6. Accrued Liabilities
The major classes of accrued liabilities at September 30, 2021 and June 30, 2021 are summarized as follows:

(in thousands)	September 30, 2021	June 30, 2021
Accrued purchases	$14,069	$10,790
Accrued employee compensation	3,507	3,981
Other accrued expenses	5,069	6,754
Non related party accrued interest expense	1,012	112
Contingent consideration	2,079	2,151
Unearned Income	675	1,200
Accrued trade commissions	77	90
Total Accrued liabilities and other payables	$26,488	$25,078

7. Long-Term and Other Short-Term Obligations

The following table summarizes long-term and other short-term obligations as of September 30, 2021 and June 30, 2021:

(in thousands)	September 30, 2021	June 30, 2021
Note to a bank with interest at LIBOR (0.083%) plus 1.75% at September 30, 2021; payable in quarterly installments of $1,065,807 principal with applicable interest; matures in September 2026; secured by specific assets of the Company. Loan amended April 2021. Quarterly payments of $1,065,807 reduced from $1,179,800 starting June 2021. Revised maturity date July 2026	$79,990	81,055

Capital expenditures borrowings payable at LIBOR plus 1.75% rolled into capital expenditures payable at Alternate Base Rate (ABR) (3.25% at June 30 2021) plus 0.75% with draw expiring July 2026	44,007	45,084

Note to a bank with interest fixed at 3.6%, payable in monthly installments of $60,333 principal with applicable interest; matures in April 2023	1,002	1,227

Note to a bank with interest fixed at 2.75%, payable in monthly installments of $60,825 principal with applicable interest; matures in March 2024	1,762	1,876

Delayed Draw Term Loan ("DDTL") with interest at LIBOR (0.86%) plus 1.84% at September 2021. Matures in July 2024. Interest only through draw period	67,141	29,250

DDTL with ABR (4.00% at June 2021). Matures in July 2024. Interest only through draw period. No interest payments in fiscal year 2021.	-	37,892

Short term unsecured promissory note; principal and interest payable upon maturity with interest at the prime rate plus 1.00%; matures in January 2022;	2,917	2,917

Short term unsecured promissory note; principal and interest payable upon maturity with interest at the prime rate plus 1.00%; matures in January 2022;	2,917	2,917

Short term unsecured promissory note; principal and interest payable upon maturity with interest at 1.06%; matures in December 31 2021;	5,834	5,834
	205,570	208,052
Less current maturities	(22,964)	(22,964)
Less unamortized deferred financing costs	(1,481)	(1,547)
	$181,125	$183,541

Maturities of Long-Term and Other Short-Term Borrowings

As of September 30, 2021, maturities of long-term and other short-term borrowings for succeeding years are as follows:

(in thousands)
Remaining 2022	$20,482
2023	12,562
2024	11,695
2025	69,007
2026	91,824
$205,570

Line of Credit

We have a $480.0 million credit facility, consisting of an accounts receivable and inventory revolving facility up to $230.0 million, a term loan in a principal amount of up to $100.0 million, a capital expenditures facility in an aggregate principal of up to $50.0 million, and a delay draw term loan facility up to an aggregate of $100.0 million. The credit facility provided for borrowings, in total of up to $350 million under similar arrangements. The effective interest rate under the revolving facility was 4.0% and 2.7% for the three months ended September 30, 2021 and 2020, respectively. As of September 30, 2021 and June 30, 2021, the Company had $102.0 million and $125.0 million, respectively, available under the line of credit.

Amortization of deferred loan costs related to the line of credit was $33 thousand and $112 thousand for the three months ended September 30, 2021 and 2020, respectively.

The Company was in compliance with these covenants as of September 30, 2021.

8. Fair Value Measurements

The following tables present assets and liabilities measured at fair value on a recurring basis at:

	September 30, 2021
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$116,530	$-	$-	$116,530
Total	$116,530	$-	$-	$116,530

Liabilities:
Contingent consideration liabilities (1)	$-	$-	$4,557	$4,557
Interest rate swaps (2)	-	12,414	-	12,414
Total	$-	$12,414	$4,557	$16,971

	June 30, 2021
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$6,525	$-	$-	$6,525
Total	$6,525	$-	$-	$6,525

Liabilities:
Contingent consideration liabilities (1)	$-	$-	$4,631	$4,631
Interest rate swaps (2)	-	13,807	-	13,807
Total	$-	$13,807	$4,631	$18,438

(1) We assess the fair value of contingent consideration to be settled in cash related to acquisitions using probability weighted models for the various contractual earn-outs. These are Level 3 measurements. Significant unobservable inputs used in the estimated fair values of these contingent consideration liabilities include probabilities of achieving customer related performance targets, specified sales milestones, consulting milestones, changes in unresolved claim, projected revenue or changes in discount rates.

(2) The fair value of interest rate swaps is estimated using a discounted cash flow analysis that considers the expected future cash flows of each interest rate swap. This analysis reflects the contractual terms of the interest rate swap, including the remaining period to maturity, and uses market-corroborated Level 2 inputs, including forward interest rate curves and implied interest rate volatilities. The fair value of an interest rate swap is estimated by discounting future fixed cash payments against the discounted expected variable cash receipts. The variable cash receipts are estimated based on an expectation of future interest rates derived from forward interest rate curves. The fair value of an interest rate swap also incorporates credit valuation adjustments to reflect the non-performance risk of the Company and the respective counterparty.

The following table provides a reconciliation of liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

(in thousands)	Contingent Consideration
Balance at June 30, 2021	$4,631
Payments	(74)
Balance at September 30, 2021	4,557
Less: current portion	(2,079)
Long term portion	$2,478

The current and long-term portion of contingent consideration is included within the accrued liabilities and other payables and other long-term liabilities, respectively, in the condensed consolidated balance sheets.

9. Redeemable Stock and Redeemable Noncontrolling Interest

Series A Redeemable Stock

January 2018 Tamarack Cellars Series A Redeemable Stock

For the three months ended September 30, 2020, the carrying amount of the 130,338 Series A shares was $2.6 million. For the same period, accretion was not material.

April 2018 Series A Redeemable Stock

For the three months ended September 30, 2020, the amount accreted as deemed dividends for the Series A shares was $4.0 million.

July 2018 Issuance of Series A Redeemable Stock

For the three months ended September 30, 2020, the carrying amount of the 397,239 Series A shares was $8.3 million. For the same period, accretion was not material.

Series B Redeemable Stock

April 2018 Series B Redeemable Cumulative Series Stock

For the three months ended September 30, 2020, the amount accreted as deemed dividends for the Series B stock was $1.8 million.

The unpaid cumulative dividends on Series B stock as of September 30, 2020 approximate $3.9 million.

10. Stockholders' Equity

Common Stock

As of September 30, 2021 and June 30, 2021, we had reserved shares of stock, on an as-if converted basis, for issuance as follows:

	September 30, 2021	June 30, 2021
Warrants	26,000,000	26,000,000
Earnout shares	5,726,864	5,726,864
Total	31,726,864	31,726,864

Stock Incentive Plan

Effective June 7, 2021, the Company adopted the 2021 Omnibus Incentive Plan (“the 2021 Plan”). The 2021 Plan provides for the issuance of stock options, stock appreciation rights, performance shares, performance units, stock, restricted stock, restricted stock units and cash incentive awards. Shares issued under share-based payment awards may either be authorized and unissued shares or shares held in treasury. The 2021 Plan terminates on June 7, 2031.

On June 7, 2021, we granted options under the 2021 Plan to purchase shares of common stock. The exercise price of these options was $10.50 per share and will expire 10 years after the grant date. The options will vest with respect to 25% on the date which is 18 months after the grant date and with respect to an additional 25% on each of the second, third and fourth anniversary dates of the grant date. However, the vested portion of the options will only become exercisable if the volume-weighted average price per share of our common stock is at least $12.50 over a 30-day consecutive trading period following the grant date.

We evaluated the grants under ASC 718 - Compensation-Stock Compensation and determined a grant date and a service inception date for accounting purposes did not exist because all necessary approvals had not been obtained, which will not occur until the shareholders have approved the 2021 Plan. Until shareholder approval is obtained, the 2021 Plan and related options are not considered outstanding for accounting purposes, and no compensation expense associated with these grants will be recognized. Shareholder approval was not obtained for the periods ended September 30, 2021 and June 30, 2021.

In connection with the merger (see Note 2), the Company’s 2015 Stock Incentive Plan was terminated and each outstanding option to purchase shares of legacy VWE Shares A stock outstanding immediately prior to the close of the merger, whether vested or not, was canceled in exchange for cash payments payment equal to the excess, if any, of the deemed fair value per share of the Legacy VWE Series A stock as determined by the per share merger consideration over the exercise price of such option multiplied by the number of shares of Company stock subject to such option (without interest and subject to any required withholding tax). The cash settlement was treated as a settlement of the options and resulted in a reduction of additional paid in capital of $5.3 million equal to the fair value of the options settled and the recognition of incremental compensation cost of $2.6 million representing the excess of purchase price over the fair value of the cancelled options at the time of settlement.

Stock-based compensation expense for the three months ended September 30, 2021 and 2020 was zero and $0.3 million, respectively. The expense for the three months ended September 30, 2020 recognized under the 2015 Stock Incentive Plan has been included as a component of selling, general and administrative expenses in the condensed consolidated statement of operations.

11. Income Taxes

For the three months ended September 30, 2021, the effective tax rate differs from the federal statutory rate of 21% primarily due to state taxes. For the three months ended September 30, 2020, the effective tax rate differs from the federal statutory rate of 21% primarily due to permanent items, which primarily consist of the Research and Development ("R&D") Tax Credits.

12. Commitments and Contingencies

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

13. Segments

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker (“CODM”), or decision-making group, in deciding how to allocate resources and in assessing performance. When determining the reportable segments, the Company aggregated operating segments based on their similar economic and operating characteristics. Our operations are principally managed on a sales distribution basis and are comprised of three reportable segments: Wholesale; Direct-to-Consumer; and Business-to-Business. The factors for determining the reportable segments include the manner in which management evaluates performance for purposes for allocating resources and assessing performance.

We report our segments as follows:

Wholesale Segment—We sell our wine to wholesale distributors under purchase orders. Wholesale operations generate revenue from product sold to distributors, who then sell them off to off-premise retail locations such as grocery stores, wine clubs, specialty and multi-national retail chains, as well as on-premise locations such as restaurants and bars.

Direct-to-Consumer Segment—We sell our wine and other merchandise directly to consumers through wine club memberships, at wineries’ tasting rooms, at Sommelier wine tasting events, and through the Internet. Winery estates hold various public and private events for customers and our wine club members. The certified Sommeliers provide guided tasting experiences customized for each audience through virtual and in-person events internationally. .

Business-to-Business Segment—Our sales channel generates revenue primarily from the sale of private label wines and custom winemaking services. Annually, we work with our national retail partners to develop private label wines incremental to their wholesale channel businesses. Additionally, we provide custom winemaking services.

The following tables present net revenues and income from operations directly attributable to the Company's segments for the three months ended September 30, 2021 and 2020. Our Corporate and Other segment generates revenues form grape and bulk sales and storage services. Other, non-allocable expenses include corporate expenses, non-direct selling expenses and other expenses not specific to an identified reporting segment.

	Three Months Ended September 30, 2021
(in thousands)	Wholesale	Direct-to-Consumer	Business-to-Business	Corporate and Other	Total
Segment Results
Net revenues	$16,203	$14,915	$24,467	$102	$55,687
Income from operations	$4,188	$2,539	$7,514	$(8,098)	$6,143

	Three Months Ended September 30, 2020
(in thousands)	Wholesale	Direct-to-Consumer	Business-to-Business	Corporate and Other	Total
Segment Results
Net revenues	$15,044	$10,896	$25,816	$2,078	$53,834
Income from operations	$2,988	$1,118	$8,784	$(4,327)	$8,563

There was no inter-segment activity for any of the given reporting periods presented.

Excluding long-term property, plant and equipment for wine tasting facilities and Customer relationships and Sommelier relationships allocated specifically to the Direct-to-Consumer reporting segment, revenue generating assets are utilized across segments therefore, the Company does not allocate assets to its reportable segments, as they are not included in the review performed by the CODM for purposes of assessing segment performance and allocating resources.

Depreciation expense recognized for assets included in the Direct-to-Consumer reporting segment was $0.3 million and $0.2 million for the three months ended September 30, 2021 and 2020, respectively. Amortization expense included in the Direct-to-Consumer reporting segment was $531 thousand and $25 thousand for the three months ended September 30, 2021 and 2020, respectively. All of the Company’s long-lived assets are located within the United States.

14. Earnings Per Share

The following table reconciles the number of common shares used to compute basic and diluted earnings per share attributable to Vintage Wine Estates, Inc., shareholders:

	Three Months Ended
	September 30,
(in thousands, except for per share amounts)	2021	2020
Net income	$2,779	$5,361
Less: Series B dividends and accretions	-	1,835
Less: income (loss) allocable to noncontrolling interest	25	(304)
Net income allocable to common shareholders	$2,804	$3,222

Numerator – Basic EPS
Net income allocable to common shareholders	$2,804	$3,222
Less: net income allocated to participating securities (Series B)	-	553
Net income allocated to common shareholders	$2,804	$2,669

Numerator – Diluted EPS
Net income allocated to common shareholders	$2,804	$2,669
Add: net income attributable to convertible debt	-	188
Reallocation of income under the two-class method	-	30
Net income allocated to common shareholders	$2,804	$2,887

Denominator – Basic Common Shares
Weighted average common shares outstanding - Basic	60,462	21,921
Denominator – Diluted Common Shares
Effect of dilutive securities:
Stock options	-	297
Convertible debt	-	2,882
Weighted average common shares - Diluted	60,462	25,100

Net income per share – basic:
Common Shares	$0.05	$0.12
Net income per share – diluted:
Common Shares	$0.05	$0.12

The following securities have been excluded from the calculations of diluted earnings per share attributable to common shareholders because including them would have been antidilutive:

	Three Months Ended
	September 30,
	2021	2020
Shares subject to warrants to purchase common stock	26,000,000	-
Shares subject to option to purchase common stock	-	1,466,252
Total	26,000,000	1,466,252

15. Related Party Transactions

The Company did not have any related party receivables or related party liabilities as of September 30, 2021 and June 30, 2021.

The components of related party revenues and expenses are as follows:

	Three Months Ended
(in thousands)	September 30, 2021	September 30, 2020
Revenues:
Warehousing and fulfillment services	$-	$213
Storage and bottling of alcoholic beverages	-	15
Management fees	-	115
		-
Expenses:
Concourse Warehouse lease	-	206
Swanson lease	-	163
Z.R. Waverly lease	-	28

Warehouse and Fulfillment Services — Revenues from related parties for warehousing and fulfillment services for the three months ended September 30, 2021 and 2020 were zero and $213 thousand, respectively. We did not have any accounts receivable from revenues with related parties for warehousing and fulfillment services at September 30, 2021 and June 30, 2021.

Storage and Bottling of Alcoholic Beverages — We have entered into a number of transactions with a related party covering services related to the storage and bottling of alcoholic beverages. We made payments of zero and $15 thousand to the related party for the three months ended September 30, 2021 and 2020, respectively.

Management Fees — Prior to July 1, 2021, we provided management, billing and collection services to a related party under a management fee arrangement. For the three months ended September 30, 2021 and 2020, we charged this related party management fees of zero and $115 thousand, respectively, for these services. We did not owe the related party for amounts collected on the related party's behalf at September 30, 2021 and June 30, 2021

The Company is engaged in various operating lease arrangements with related parties.

Concourse Warehouse Lease — We lease 15,000 square feet (“sq. ft.”) of office space and 80,000 sq. ft. of warehouse space. We account for this lease as an operating lease. We recognized rent expense paid to Concourse of $206 thousand for the three months ended September 30, 2020 related to this lease agreement. Prior to September 2020, the facility was owned by and leased from Concourse LLC, a related party real estate leasing entity that was wholly owned by a shareholder. We have no ownership in Concourse. In September 2020, an independent party purchased the facility from Concourse, LLC and assumed the lease.

Swanson Lease — We leased a property with production space and a tasting room under an operating lease with an entity that is wholly owned by a shareholder. We recognized rent expense of approximately $163 thousand for the three months ended September 30, 2020, related to this lease agreement.

On May 5, 2021, the Swanson production space and a tasting room leased by us from a related party under an operating lease was sold to an independent third party. The Company elected to terminate the lease in accordance with the terms of the lease. There was no termination fee and we received cash consideration from the related party landlord in the amount of $500 thousand to assist with the removal and relocation of our winery equipment. We vacated the facility on May 14, 2021.

ZR Waverly Lease — We leased tasting room space under an operating lease with an entity that is wholly owned by a shareholder. We recognized rent expense of approximately $28 thousand for the three months ended September 30, 2020, related to this lease agreement. In December 2020, we purchased the ZR Waverly leased facility in California from the shareholder for $1.5 million.

We have lease agreements for certain winery facilities, vineyards, corporate and administrative offices, tasting rooms, and equipment under long-term non-cancelable operating leases. The lease agreements have initial terms of two to 15 years, with two leases having multiple five-year or 10-year renewal terms and other leases having no or up to five-year renewal terms. The lease agreements expire ranging from December 31, 2021 through November 2031.

The minimum annual payments under our lease agreements are as follows:

(in thousands)	Total
Remaining 2022	$4,292
2023	5,197
2024	5,240
2025	4,936
2026	5,049
2027 and thereafter	17,046
$41,759

Total rent expense, including amounts to related parties, was $1.6 million and $1.9 million for the three months ended September 30, 2021 and 2020, respectively.

Immediate Family Member and Other Business Arrangements — We provide at will employment to several family members of officers or directors who provide various sales, marketing and administrative services to us. Payroll and other expenses to these related parties was approximately $71 thousand and $75 thousand for the three months ended September 30, 2021 and 2020.

We pay for sponsorship and marketing services and point of sale marketing materials to unincorporated businesses that are managed by immediate family members of a Company executive officer. For the three months ended September 30, 2021and 2020, payments related to sponsorship and marketing services totaled approximately $75 thousand and $119 thousand, respectively.

16. Subsequent Events

On October 4, 2021, the Company acquired 100% of the members interest in Vinesse, LLC, a California limited liability company. Vinesse, LLC ("Vinesse") is a direct-to-consumer platform company that specializes in wine clubs with over 60,000 members. Founded in 1993, Vinesse has developed a long-time following by offering boutique wines to a broader audience and making wine accessible and easy to love. The operations of Vinesse align with those of the Company, which management believes provides for expanded synergies and growth through the acquisition.

The purchase totaling $17.1 million was comprised of cash of $14.0 million, consulting fees of $0.2 million per year for three years totaling $0.6 million and a three-year earnout payable of up to $2.5 million. To fund the cash portion of the purchase consideration, we utilized the line of credit under the amended and restated loan and security agreement.

The acquisition of Vinesse closed near the date the Company's condensed consolidated financial statements were available for issuance. Thus, the initial accounting for the business combination and required disclosures specific to the transaction are impracticable for us to provide. Specifically, the following accounting and disclosures could not be made:

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion summarizes the significant factors affecting the consolidated operating results, financial condition, liquidity and cash flows of our Company as of and for the periods presented. The following discussion and analysis should be read in conjunction with our Annual Report on

Form 10-K for the year ended June 30, 2021 (our "Annual Report") and the unaudited condensed consolidated financial statements and the accompanying notes thereto included herein. Unless the context otherwise requires, references in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to “we”, “us”, “our” and “the Company” are intended to mean the business and operations of Vintage Wine Estates, Inc. ("VWE") and its consolidated subsidiaries.

Business Overview

Vintage Wine Estates, Inc., is a leading vintner in the United States ("U.S."), offering a collection of wines produced by award-winning, heritage wineries, popular lifestyle wines, innovative new wine brands, packaging concepts, as well as craft spirits. Our name brands include Layer Cake, Cameron Hughes, Clos Pegase, B.R. Cohn, Firesteed, Bar Dog, Kunde, Cherry Pie and many others. Since our founding over 20 years ago, we have grown organically through wine brand creation and through acquisitions to become the 15th largest wine producer based on cases of wine shipped in California. We sell nearly 2 million cases annually.

Growth Strategy

Our strategy is to continue to grow organically and through acquisitions with a view towards making two to three acquisitions per year over the next five years. These acquisitions have allowed us to diversify our wine sourcing into regions outside of California, expand our portfolio of brands, increase our vineyard assets and provide our Direct-to-Consumer and retail customers with a range of wines to choose from.

Trends and Other Factors Affecting Our Business

Various trends and other factors affect or have affected our operating results, including:

COVID-19 Pandemic

The COVID-19 pandemic ("COVID-19") continues to disrupt the U.S. and global economies. While many measures implemented by governments in an effort to slow the spread of COVID-19 have been lifted or eased, some are continuing and others are being reimplemented as COVID-19 continues to spread. We cannot estimate the length or severity of the COVID-19 pandemic or the related financial consequences on our business and operations, including whether and when historic economic and operating conditions will resume or the extent to which the disruption may impact our business, financial position, results of operations or cash flows.

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

Net Revenues

We generate revenue from our segments: Wholesale, B2B, DTC and Corporate and Other. We recognize revenue from wine sales when obligations under the terms of a contract with our customer are satisfied. Generally, this occurs when the product is shipped, and title passes to the customer, and when control of the promised product or service is transferred to the customer. Our standard terms are free on board, or FOB, shipping point, with no customer acceptance provisions. Revenue is measured as the amount of consideration expected to be received in exchange for transferring products. We recognize revenue net of any taxes collected from customers, which are subsequently remitted to governmental authorities. We account for shipping and handling as activities to fulfill our promise to transfer the associated products. Accordingly, we record amounts billed for shipping and handling costs as a component of net sales and classify such costs as a component of costs of sales. Our products are generally not sold with a right of return unless the product is spoiled or damaged. Historically, returns have not been significant to us.

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

	VWE 9L Equivalent Case Sales by Segment
	Three Months Ended September 30,
(in thousands)	2021	2020	Unit Change	% Change
Wholesale	209	202	7	3.5%
B2B	127	211	-84	-39.8%
DTC	60	53	7	13.2%
Total case volume	396	466	-70	-15.0%

Case volume was down 15.0% for three months ended September 30, 2021, driven by reduced volume in the B2B and DTC segments. B2B volumes decreased 39.8% for the three months ended September 30, 2021 related primarily to the timing of shipments to a core private label customer. DTC volume increased 13.2% for the three months ended September 30, 2021 driven by increased tasting room activity and special programming through a large e-commerce company. Wholesale volumes increased 3.5% for the three months ended September 30, 2021 due to the inclusion of Kunde, partially offset by the discontinuation of certain brands.

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

	Three Months Ended
	September 30, 2021	September 30, 2020
Net income	$2,779	$5,361
Interest expense	3,603	3,382
Income tax provision	1,193	856
Depreciation and amortization	4,154	2,785
Stock-based compensation expense	-	330
Net unrealized/(gain) loss on interest rate swap agreements	(1,393)	(846)
(Gain)/loss on disposition of assets	(340)	(356)
Deferred rent adjustment	128	125
Incremental public company costs	1,212	-
Inventory acquisition basis adjustment	437	55
Adjusted EBITDA	$11,773	$11,692
Revenue	$55,687	$53,834
Adjusted EBITDA Margin	21.1%	21.7%

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

Results of Operations

Our financial performance is classified into the following segments: Wholesale, Business -to-Business ("B2B"), Direct-to-Consumer ("DTC") and Corporate and Other. Our corporate operations, including centralized selling, general and administrative expenses and other factors, such as the remeasurements of contingent consideration and impairment of intangible assets and goodwill are not allocated to the segments, as management does not believe such items directly reflect our core operations. Other than our long-term property, plant and equipment for wine tasting facilities, and the customer list and trademark intangible assets specific to the Sommelier acquisition, our revenue generating assets are utilized across segments. Accordingly, the foregoing items are not allocated to the segments and are not discussed separately as any results that had a significant impact on operating results are included in the consolidated results discussion above.

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

Wholesale Segment Results

The following table presents summary financial data for our Wholesale segment:

(in thousands, except %)	Three Months Ended September 30,		Dollar	Percent
Wholesale Segment Results	2021	2020	Change	Change

Net revenues	$16,203	$15,044	$1,159	7.7%
Income from operations	$4,188	$2,988	$1,200	40.2%

For the three months ended September 30, 2021, Wholesale net revenues increased $1.2 million, or 7.7%, from the three months ended September 30, 2020. The increase was attributable to an increase in sales of $0.5 million related to acquisitions, an increase in case volumes in the international markets and favorable product mix, partially offset by the discontinuation of three brands.

For the three months ended September 30, 2021, Wholesale income from operations increased $1.2 million, or 40.2%, from the three months ended September 30, 2020. The increase was attributable to an increase in operating income of $0.1 million related to acquisitions, as well as favorable product mix related to increased sales of higher margin brands.

B2B Segment Results

The following table presents summary financial data for our B2B segment:

(in thousands, except %)	Three Months Ended September 30,		Dollar	Percent
B2B Segment Results	2021	2020	Change	Change

Net revenues	$24,467	$25,816	$(1,349)	-5.2%
Income from operations	$7,514	$8,784	$(1,270)	-14.5%

For the three months ended September 30, 2021, B2B net revenues decreased $1.3 million, or 5.2% from the three months ended September 30, 2020. The decrease was primarily attributable to supply chain delays and constraints combined with the timing of shipments for one core customer.

For the three months ended September 30, 2021, B2B income from operations decreased $1.3 million, or 14.5%, from the three months ended September 30, 2020. The decrease was attributable to supply chain delays and increased labor constraints compared to the comparable prior year three month period.

DTC Segment Results

The following table presents summary financial data for our DTC segment:

(in thousands, except %)	Three Months Ended September 30,		Dollar	Percent
DTC Segment Results	2021	2020	Change	Change

Net revenues	$14,915	$10,896	$4,019	36.9%
Income from operations	$2,539	$1,118	$1,421	127.1%

For the three months ended September 30, 2021, DTC net revenues increased $4.0 million, or 36.9%, from the three months ended September 30, 2020. The increase was primarily attributable to an increase in sales of $2.1 million related to acquisitions, increased case volume from tasting rooms and wine clubs, and revenues earned from events as restrictions related to COVID-19 have been lifted.

For the three months ended September 30, 2021, DTC income from operations increased $1.4 million, or 127.1%, from the three months ended September 30, 2020. The increase was due to an increase in operating income of $0.6 million related to acquisitions, as well as margin contribution from net revenues partially offset by improved traffic in tasting rooms and events compared to the prior year three month period.

Corporate and Other Segment Results

The following table presents summary financial data for our Other segment:

(in thousands, except %)	Three Months Ended September 30,		Dollar	Percent
Corporate and Other Segment Results	2021	2020	Change	Change

Net revenues	$102	$2,078	$(1,976)	-95.1%
Income (loss) from operations	$(8,098)	$(4,327)	$(3,771)	-87.2%

For the three months ended September 30, 2021, Other net revenues decreased $2.0 million, or 95.1%, from the three months ended September 30, 2020. The decrease was primarily attributable to fewer bulk wine sales due to lower bulk inventory levels in the year compared to the comparable prior year three month period.

Loss from operations increased by $3.8 million, or 87.2%, from the three months ended September 30, 2020. The increase in losses was due to the costs related to infrastructure required to be a public company of $1.8 million, and the continued increased costs of labor, warehousing freight and insurance compared to the comparable prior year three month period.

Liquidity and Capital Resources

We currently believe that, based on available capital resources and projected operating cash flow, we have adequate capital resources to fund our currently anticipated working capital needs; capital expenditures, business acquisitions, debt obligations, and tax payments.

Cash and Cash Equivalents

Our cash and equivalents balance was $118.3 million at September 30, 2021 compared to $118.9 million at June 30, 2021. At September 30, 2021, our cash and equivalents were held in cash depository accounts with major banks.

Cash Flows

The table below presents a summary of our sources and uses of cash:

	For the Three Months Ended
	September 30,
(in thousands)	2021	2020	Change
Operating activities	$(1,961)	$7,701	$(9,662)
Investing activities	$(7,845)	$(6,918)	$(927)
Financing activities	$9,202	$1,608	$7,594

Cash Flows provided by (used in) Operating Activities

Net cash used in operating activities was $2.0 million for the three months ended September 30, 2021 compared to net cash provided by operating activities of $7.7 million for the three months ended September 30, 2020, representing a decrease of net cash of $9.7 million. The decrease in net cash used was primarily attributable to the decrease in net income of $2.6 million, net changes in certain non-cash adjustments of $2.6 million to reconcile net income to operating cash flow and net changes in other operating assets and liabilities as detailed on the condensed consolidated statement of cashflows. Additionally, net cash used in the current quarter included grape purchases, whereas we did not purchase a comparable amount of grapes in the prior year comparable period due to taint caused by the wildfires.

Cash Flows provided by (used in) Investing Activities

Net cash used in investing activities was $7.9 million for the three months ended September 30, 2021, compared to net cash used in investing activities of $6.9 million for the three months ended September 30, 2020, representing an increase in net cash used of $0.9 million. Cash flows from investing activities are utilized primarily to fund acquisitions, capital expenditures for improvements to existing assets and other corporate assets. The increase in net cash used was primarily attributable to the purchase of plant, property and equipment of $7.8 million.

Cash Flows provided by (used in) Financing Activities

Net cash provided by financing activities was $9.2 million for the three months ended September 30, 2021 compared to net cash provided of $1.6 million for the three months ended September 30, 2020, representing an increase of net cash provided of $7.6 million. The increase in net cash provided consisted primarily of $8.9 million of proceeds from our line of credit, net of payments on our line of credit and long-term debt.

Contractual Obligations

There have been no material changes to our contractual obligations from what was previously disclosed in our Annual Report filed with the SEC.

Off-Balance Sheet Arrangements

As of September 30, 2021, the Company had no off-balance sheet arrangements.

Significant Accounting Policies

There have been no material changes to the significant accounting policies from what was previously disclosed in our Annual Report on Form 10-K filed with the SEC.

Recent Accounting Pronouncements

For information regarding new accounting pronouncements, see Note 1, Basis of Presentation and Significant Accounting Policies in the notes to our unaudited condensed consolidated financial statements.

Cautionary Statement Concerning Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Investors are cautioned that statements that are not strictly historical statements of fact constitute forward-looking statements, including, without limitation, statements under the captions “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business” and are often identified by words like “believe,” “expect,” “may,” “will,” “should,” “seek,” “anticipate,” or “could” and similar expressions.

Forward-looking statements are not assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those expressed or implied by forward-looking statements include those discussed under the “Risk Factors” section of our Annual Report on Form 10-K and in future Quarterly Reports on Form 10-Q or other reports filed with the Securities and Exchange Commission ("SEC").

Any forward-looking statement made by us in this report is based only on information currently available to us and speaks only as of the date of this report. We undertake no obligation to publicly revise or update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

There have been no material changes to our quantitative and qualitative disclosures about market risk from what was previously disclosed in our Annual Report on Form 10-K filed with the SEC.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as a result of a material weakness in our internal control over financial reporting as previously disclosed in our Annual Report on Form 10-K for the year ended June 30, 2021, our disclosure controls and procedures were not effective as of September 30, 2021. Management's conclusion was based on discoveries and observations made during the fiscal 2021 audit.

Material Weakness in Internal Control Over Financial Reporting

As previously disclosed in our Annual Report on Form 10-K for the year ended June 30, 2021, during the audit of our fiscal 2021 consolidated financial statements, management identified a material weakness in our internal control over financial reporting relating to business processes and controls to perform reconciliations of certain account balances related to inventory and the received not invoiced and cellar accruals, on a regular basis.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a possibility that a material misstatement of a company's annual or interim financial statements will not be prevented or detected on a timely basis.

Management's Plan to Remediate the Material Weakness

The Company has developed a comprehensive strategy and is actively pursuing resources necessary to remediate this deficiency in an effort to remediate this material weakness. We are recruiting additional finance staff with expertise in inventory costing and management; engaged a consulting firm to assist the Company in development of improved business processes and control activities; and conducted an assessment of long-term staffing needs to support the Company's organic growth and acquisition strategy. During the first quarter of fiscal 2022, we hired two permanent finance team members with relevant wine industry experience.

Changes in Internal Control over Financial Reporting

Other than changes intended to remediate the material weakness noted above, there have been no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II—Other Information

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K filed with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description of Exhibit

3.1	Articles of Incorporation of Vintage Wine Estates, Inc., a Nevada corporation (incorporated by reference to Exhibit 3.1 to the Company's Form 8-K filed with the SEC on June 11, 2021).

3.2

Bylaws of Vintage Wine Estates, Inc., a Nevada corporation (incorporated by reference to Annex C to the Prospectus forming part of the Company's Registration Statement on Form S-4/A (Registration No. 333-254260), filed with the SEC on May 3, 2021)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

Signatures

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Vintage Wine Estates, Inc.

Date: November 15, 2021	By:	/s/ PATRICK RONEY
	Name:	Patrick Roney
	Title:	Chief Executive Officer & Director

Date: November 15, 2021	By:	/s/ KATHERINE DEVILLERS
	Name:	Katherine DeVillers
	Title:	Chief Financial Officer