Form 10-Q
period 2021-12-31
Vintage Wine Estates, Inc.
filed 2022-02-14
CIK 1834045

sarehh

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-40016

VINTAGE WINE ESTATES, INC.

(Exact name of registrant as specified in its charter)

Nevada	87-1005902
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

937 Tahoe Boulevard, Suite 210

Incline Village, Nevada 89451

(Address of principal executive offices)

Registrant’s telephone number, including area code: (877) 289-9463

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, $0.00 par value	VWE	The NASDAQ Stock Market LLC
Warrants to purchase common stock	VWEWW	The NASDAQ Stock Market LLC

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

As of February 1, 2022, 61,691,054 shares of the registrant’s common stock were outstanding.

Part I—Financial Information

Item 1. Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share amounts)

	December 31, 2021	June 30, 2021
Assets
Current assets:
Cash	$75,145	$118,879
Restricted cash	6,600	4,800
Accounts receivable, net	25,815	14,639
Other receivables	18,740	14,044
Inventories	222,341	221,145
Prepaid expenses and other current assets	16,066	8,538
Total current assets	364,707	382,045
Property, plant, and equipment, net	221,139	213,673
Goodwill	148,211	109,895
Intangible assets, net	60,265	36,079
Other assets	4,140	1,806
Total assets	$798,462	$743,498
Liabilities, redeemable noncontrolling interest, and stockholders' equity
Current liabilities:
Line of credit	$125,152	$87,351
Accounts payable	19,063	17,301
Accrued liabilities and other payables	28,971	25,078
Current maturities of long-term debt	24,321	22,964
Total current liabilities	197,507	152,694
Other long-term liabilities	11,428	2,767
Long-term debt, less current maturities	177,460	183,541
Interest rate swap liabilities	9,778	13,807
Deferred tax liability	17,688	16,752
Deferred gain	11,333	12,000
Total liabilities	425,194	381,561
Commitments and contingencies (Note 13)
Redeemable noncontrolling interest	1,690	1,682
Stockholders' equity:
Preferred stock, no par value, 2,000,000 shares authorized, and none issued and outstanding at December 31, 2021 and June 30, 2021.	-	-
Common stock, no par value, 200,000,000 shares authorized, 60,461,611 and 60,461,611 issued and outstanding at December 31, 2021 and June 30, 2021.	-	-
Additional paid-in capital	360,732	360,732
Retained earnings	11,396	-
Total Vintage Wine Estates, Inc. stockholders' equity	372,128	360,732
Noncontrolling interests	(550)	(477)
Total stockholders' equity	371,578	360,255
Total liabilities, redeemable noncontrolling interest, and stockholders' equity	$798,462	$743,498

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

(Unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2020	2021	2020
Net revenues
Wine, spirits and cider	$70,146	$52,084	$106,433	$94,847
Nonwine	13,465	10,893	32,865	21,965
	83,611	62,977	139,298	116,812
Cost of revenues
Wine, spirits and cider	39,076	33,213	59,664	58,618
Nonwine	6,072	6,293	17,734	12,193
	45,148	39,506	77,398	70,811
Gross profit	38,463	23,471	61,900	46,001
Selling, general, and administrative expenses	25,993	18,233	43,627	32,554
Gain on sale of property, plant, and equipment	(251)	(1,321)	(591)	(1,677)
Gain on litigation proceeds	-	(4,750)	-	(4,750)
Income from operations	12,721	11,309	18,864	19,874
Other income (expense)
Interest expense	(3,493)	(1,950)	(7,096)	(5,332)
Net unrealized gain on interest rate swap agreements	2,636	1,777	4,029	2,623
Other, net	(51)	167	(12)	356
Total other income (expense), net	(908)	(6)	(3,079)	(2,353)
Income before provision for income taxes	11,813	11,303	15,785	17,521
Income tax provision	3,261	2,028	4,454	2,884
Net income	8,552	9,275	11,331	14,637
Net income (loss) attributable to the noncontrolling interests	(40)	(13)	(65)	291
Net income attributable to Vintage Wine Estates, Inc.	8,592	9,288	11,396	14,346
Accretion on redeemable Series B stock	-	1,478	-	3,314
Net income allocable to common stockholders	$8,592	$7,810	$11,396	$11,032

Net earnings per share allocable to common stockholders
Basic	$0.14	$0.30	$0.19	$0.42
Diluted	$0.14	$0.27	$0.19	$0.39
Weighted average shares used in the calculation of earnings per share allocable to common stockholders
Basic	60,461,611	21,920,583	60,461,611	21,920,583
Diluted	60,461,611	24,516,984	60,461,611	24,493,615

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(in thousands, except share amounts)

	Redeemable Non-Controlling Interest Amount	Common Stock		Additional Paid-In Capital	Retained Earnings	Non-Controlling Interests	Total Stockholders' Equity
		Shares	Amount
Balance, June 30, 2021	$1,682	60,461,611	$-	$360,732	$-	$(477)	$360,255
Net income (loss)	3	-	-	-	2,804	(28)	2,776
Balance, September 30, 2021	$1,685	60,461,611	$-	$360,732	$2,804	$(505)	$363,031
Net income (loss)	5	-	-	-	8,592	(45)	8,547
Balance, December 31, 2021	$1,690	60,461,611	$-	$360,732	$11,396	$(550)	$371,578

	Redeemable Non-Controlling Interest Amount	Common Stock		Additional Paid-In Capital	Retained Earnings	Non-Controlling Interests	Total Stockholders' Equity
		Shares	Amount
Balance, June 30, 2020	$1,382	26,460,375	$-	$92,940	$15,191	$(395)	$107,736
Accretion on redeemable stock	-	-	-	5,880	(5,880)	-	-
Stock-based compensation expense	-	-	-	330	-	-	330
Net income	278	-	-	-	5,058	26	5,084
Balance, September 30, 2020	$1,660	26,460,375	$-	$99,150	$14,369	$(369)	$113,150
Accretion on redeemable stock	-	-	-	5,376	(5,376)	-	-
Stock-based compensation expense	-	-	-	128	-	-	128
Net income (loss)	2	-	-	-	9,289	(40)	9,249
Balance, December 31, 2020	$1,662	26,460,375	$-	$104,654	$18,282	$(409)	$122,527

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended December 31,
	2021	2020
Cash flows from operating activities
Net income	$11,331	$14,637
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	9,670	5,328
Amortization of deferred loan fees and line of credit fees	199	238
Amortization of label design fees	241	215
Litigation proceeds	-	(4,750)
Stock-based compensation expense	-	458
Provision for doubtful accounts	75	30
Impairment of inventory	-	3,302
Net unrealized gain on interest rate swap agreements	(4,029)	(2,623)
(Benefit) provision for deferred income tax	(6,030)	-
Gain (loss) on disposition of assets	76	(1,010)
Deferred gain on sale leaseback	(667)	(667)
Deferred rent	238	250
Change in operating assets and liabilities (net of effect of business combinations):
Accounts receivable	(11,251)	629
Related party receivables	-	28
Other receivables	(4,696)	238
Litigation receivable	-	4,750
Inventories	2,656	(4,847)
Prepaid expenses and other current assets	(7,528)	(6,375)
Other assets	(2,491)	906
Accounts payable	(2,167)	14,531
Accrued liabilities and other payables	8,899	11,118
Related party liabilities	-	(1,196)
Net cash (used in) provided by operating activities	(5,474)	35,190
Cash flows from investing activities
Proceeds from disposition of assets	6	976
Purchases of property, plant, and equipment	(11,278)	(19,743)
Label design expenditures	(149)	(339)
Acquisition of businesses	(61,768)	-
Net cash used in investing activities	(73,189)	(19,106)
Cash flows from financing activities
Principal payments on line of credit	(36,964)	(15,700)
Proceeds from line of credit	74,765	3,600
Outstanding checks in excess of cash	3,929	(4,010)
Principal payments on long-term debt	(4,856)	(5,431)
Proceeds from long-term debt	-	6,548
Payments on acquisition payable	(145)	(173)
Net cash provided by financing activities	36,729	(15,166)
Net change in cash and restricted cash	(41,934)	918
Cash and restricted cash, beginning of period	123,679	1,751
Cash and restricted cash, end of period	$81,745	$2,669
Supplemental cash flow information
Cash paid during the period for:
Interest	$6,146	$2,280
Income taxes	$189	$4
Noncash investing and financing activities:
Contingent consideration in a business combination	$3,560	$-
Accretion of redemption value of Series B redeemable cumulative stock	$-	$3,314
Accretion of redemption value of Series A redeemable stock	$-	$7,943
Offering costs	$-	$178

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

References to the "Company", "we," "our," "us," and similar pronouns in the Quarterly Report on Form 10-Q for the quarter ended December 31, 2021 (this "Form 10-Q") refer to Vintage Wine Estates, Inc., a Nevada corporation, and its majority owned subsidiaries or controlled subsidiaries unless the context requires otherwise.

Our fiscal year ends on June 30. References to fiscal 2022 and 2021 in these condensed consolidated financial statements are to the fiscal years ending or ended June 30, 2022 and June 30, 2021, respectively.

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

In the opinion of management, all adjustments necessary for a fair presentation of the condensed consolidated financial statements have been included. Except as disclosed elsewhere in this Form 10-Q, all such adjustments are of a normal and recurring nature. In addition, financial results presented for this fiscal 2022 interim period are not necessarily indicative of the results that may be expected for the full fiscal year ending June 30, 2022 or any other future interim or annual period. These condensed consolidated financial statements are unaudited and accordingly, should be read in conjunction with the audited consolidated financial statements and related notes contained in our Annual Report on Form 10-K for fiscal year ended June 30, 2021, filed with the SEC on October 13, 2021. The June 30, 2021 condensed consolidated balance sheet was derived from the audited consolidated financial statements as of that date.

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

On June 7, 2021, BCAC completed its business combination (the "Merger") with Vintage Wine Estates, Inc., a California corporation ("Legacy VWE") pursuant to a transaction agreement dated February 3, 2021 (as amended, the “Transaction Agreement”) by the merger of VWE Acquisition Sub Inc., a wholly owned subsidiary of BCAC (“merger sub”) with and into Legacy VWE, with Legacy VWE continuing as the surviving entity and as a wholly owned subsidiary of BCAC. In connection with the Merger, BCAC changed its jurisdiction of incorporation from the Province of British Columbia to the State of Nevada and BCAC changed its name to Vintage Wine Estates, Inc. Upon the consummation of the Merger, the Company received approximately $248.7 million, net of fees and expenses. See Note 2 for additional details regarding the transaction.

Significant Accounting Policies

A description of the Company’s significant accounting policies is included in the audited financial statements within its Annual Report on Form 10-K for the fiscal year ended June 30, 2021. Except as noted below, there have been no material changes in the Company’s significant accounting policies during the six months ended December 31, 2021.

Use of Estimates

The preparation of financial statements in accordance with GAAP requires us to make estimates and assumptions that affect the reported amounts in the condensed consolidated financial statements and accompanying notes. These estimates form the basis for judgments we make about the carrying values of assets and liabilities that are not readily apparent from other sources. We base our estimates and judgments on historical experience and on various other assumptions that we believe are reasonable under the circumstances. These estimates are based on management’s knowledge about current events and expectations about actions we may undertake in the future. Significant estimates include, but are not limited, to depletion allowance, allowance for doubtful accounts, the net realizable value of inventory, expected future cash flows including growth rates, discount rates, and other assumptions and estimates used to evaluate the recoverability of long-lived assets, estimated fair values of intangible assets in acquisitions, intangible assets and goodwill for impairment, amortization methods and periods, amortization period of label and package design costs, the estimated fair value of long-term debt, the valuation of interest rate swaps, contingent consideration, common stock, stock-based compensation and accounting for income taxes. Actual results could differ materially from those estimates.

Reclassifications

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations. Specifically, we reclassified accrued trade commissions to other accrued expenses.

Cash

Cash consists of deposits held at financial institutions.

Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheet that sums to the total of the same such amounts as shown in the condensed consolidated statement of cash flows:

(in thousands)	December 31, 2021	June 30, 2021
Cash and cash equivalents	$75,145	$118,879
Restricted cash	6,600	4,800
Total cash, cash equivalents and restricted cash as shown in the condensed consolidated statement of cash flows	$81,745	$123,679

Restricted cash consists of $4.8 million that was deposited into a restricted cash account as collateral for the credit facility, subject to release upon the completion of certain construction costs and $1.8 million that was deposited into a restricted cash account as collateral for our captive insurance letter of credit.

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

Revenue Recognition

Point in Time —Revenue is recognized when control of promised goods or services is transferred to a customer in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To determine revenue recognition, we perform the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation.

We recognize revenue when obligations under the terms of a contract with our customers are satisfied. Generally, this occurs when the product is shipped and title passes to the customer, and when control of the promised product or service is transferred to the customer. Our standard terms are free on board (“FOB”) shipping point, with no customer acceptance provisions. Revenue is measured as the amount of consideration expected to be received in exchange for transferring products. Revenue is recognized net of any taxes collected from customers, which are subsequently remitted to governmental authorities.

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

Over Time —Certain long-term contracts at our Business-to-Business ("B2B") segment are for custom wine making services and include services such as fermentation, barrel aging, procurement of dry goods, bottling and cased goods. Additionally, we provide storage services for wine inventory of various customers.

We recognize revenue over time as the contract specific performance obligations are met.

Disaggregation of Revenue

The following tables summarizes revenue by geographic region:

	Three Months Ended December 31,		Six Months Ended December 31,
(in thousands)	2021	2020	2021	2020
Geographic regions:
United States	$81,977	$61,684	$136,127	$113,866
Canada	808	982	1,312	2,202
Europe, Middle East, & Africa	229	62	641	177
Asia Pacific	382	249	837	497
Other	215	-	381	70
Total net revenue	$83,611	$62,977	$139,298	$116,812

The following table provides a disaggregation of revenue based on the pattern of revenue recognition:

	Three Months Ended December 31,		Six Months Ended December 31,
(in thousands)	2021	2020	2021	2020
Point in time	$68,124	$53,642	$114,946	$99,043
Over a period of time	15,487	9,335	24,352	17,769
Total net revenue	$83,611	$62,977	$139,298	$116,812

Concentrations of Risk

Financial instruments that potentially expose us to significant concentrations of credit risk consist primarily of cash and trade accounts receivable. We maintain the majority of our cash balances at multiple financial institutions that management believes are of high-credit quality and financially stable. At times, we have cash deposited with major financial institutions in excess of the Federal Deposit Insurance Corporation ("FDIC") insurance limits. At December 31, 2021 and June 30, 2021, we had $80.9 million and $121.6 million respectively, in one major financial institution in excess of FDIC insurance limits. We sell the majority of our wine through U.S. distributors and the direct-to-consumer channel. Receivables arising from these sales are not collateralized. We attempt to limit our credit risk by performing ongoing credit evaluations of our customers and maintaining adequate allowances for potential credit losses.

The following table summarizes customer concentration:

	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2020	2021	2020
Revenue as a percent of total revenue
Customer A	15.9%	41.0%	19.8%	39.0%
Customer B	*	13.0%	10.2%	16.0%
Customer C	13.1%	*	11.4%	*
Customer D	*	*	*	*

The following table summarizes customer concentration:

	December 31, 2021	June 30, 2021
Receivables as a percent of total receivables
Customer A	34.4%	35.0%
Customer B	10.9%	21.0%
Customer C	*	*
Customer D	*	10.4%

* Customer revenue or receivables did not exceed 10% in the respective periods.

Revenues for sales from Customer A are included within the Wholesale and Business-to-Business reporting segments, Customer B are included within the Business-to-Business reporting segments, and Customer C and Customer D are included within the Wholesale reporting segment.

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

Earnout Shares

The Legacy VWE shareholders may become entitled to receive up to an additional 5,726,864 shares of the Company’s common stock (the “Earnout Shares”) pursuant to the Transaction Agreement. The Earnout Shares will be released if the price of our common stock meets certain thresholds in the 24 months following the closing of the Merger (see Note 2). The Earnout Shares meet the accounting definition of a derivative financial instrument, are considered to be indexed to the Company’s common stock and meet other conditions in ASC 815-40, Derivatives and Hedging: Contracts in Entity's Own Equity, to be classified as equity.

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

Redeemable Series A and Series B Stock

Prior to the Merger, Legacy VWE had Series A and B stock outstanding. All of the Series B stock and the majority of the Series A stock was classified as temporary equity due to the shares being redeemable at the option of the holder. The carrying value of the redeemable Series A stock and redeemable Series B stock was being accreted to their respective redemption values, using the effective interest method, from the date of issuance to the earliest date the holders can demand redemption. Accretion of redeemable Series B stock included the accretion of dividends and issuance costs. Increases to the carrying value of redeemable Series A stock and redeemable Series B stock were charged to retained earnings or, in its absence, to additional paid-in-capital. Upon any repurchase of redeemable stock, the excess consideration paid over the carrying value at the time of repurchase is accounted for as a deemed dividend to the stockholders.

In conjunction with the closing of the Merger, a majority of the redeemable Series B stock was redeemed and the remaining redeemable Series B shares, along with all redeemable Series A shares, were converted into shares of the Company's common stock. All Series A and Series B shares which were converted into shares of the Company's common stock were retroactively adjusted using the exchange ratio and reclassified into permanent equity as a result of the Merger.

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

Self-Insurance

On September 9, 2021, the Company formed VWE Captive, LLC, a wholly-owned captive insurance company ("Captive"), which became operational on October 1, 2021. The Company formed Captive to self-insure the first $10.0 million of claims, above which limit, Captive has secured insurance. The insurance policy protects us against a portion of our risk of loss related to earthquakes, flood and named wildfires and windstorms.

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

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (“Topic 842”), which supersedes the guidance in ASC 840, Leases. The new standard, as amended by subsequent ASUs on Topic 842 and recent extensions issued by the FASB in response to COVID-19, requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. Topic 842 will be effective for the Company for fiscal year ending June 30, 2023 and for interim periods in the year beginning July 1, 2022.

We have not yet determined the full effects of Topic 842 on the Company's consolidated financial statements but do expect that it will result in a substantial increase in our long-term assets and liabilities and enhanced disclosures. Based on our initial assessment, we plan to be using the modified retrospective approach and electing the package of transition practical expedients for expired or existing contracts, which retains prior conclusions reached on lease identification, classification, and initial direct costs incurred. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. The adoption of this guidance will at least result in the recognition of operating lease right-of-use assets and operating lease liabilities in our vineyard leases with a weighted-average remaining lease term of less than 10 years upon the adoption on July 1, 2022.

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

In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes (Topic 740). The amendments in the updated guidance simplify the accounting for income taxes by removing certain exceptions and improving consistent application of other areas of the topic by clarifying the guidance. The amendments in this update are effective for the Company for fiscal year ending June 30, 2023 and interim periods within the fiscal years beginning after December 15, 2022. Early adoption is permitted. We are currently evaluating the impact and timing of adopting ASU 2019-12, however at this time, the adoption is not expected to have a significant impact on the consolidated financial statements.

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. The amendments in the updated guidance require that an entity recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606. The amendments in this update are effective for the Company for fiscal years ending June 30, 2024 and for interim periods in the year beginning July 1, 2023. Early adoption is permitted including adoption at an interim period. We are currently evaluating the impact and timing of adopting ASU 2021-08, however at this time, the adoption is not expected to have a significant impact on the consolidated financial statements.

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

To satisfy the requirements of full repayment of the Company’s Paycheck Protection Program loan (the “PPP Loan”) upon a change of control, we placed into escrow $6.6 million in advance of the pending merger and reverse recapitalization. Funds held in escrow were released back to the Company upon receiving notification of the full forgiveness of the PPP loan prior to June 30, 2021.

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

In connection with the Merger, BCAC entered into subscription agreements (each, a “Subscription Agreement”) with two investors (each a “Subscriber”), pursuant to which the Subscribers agreed to purchase, and BCAC agreed to sell to the Subscribers, an aggregate of 10,000,000 shares of common stock (the “PIPE Shares”), for a purchase price of $10 per share and an aggregate purchase price of $100.0 million, in a private placement pursuant to the subscription agreements (the “PIPE”). The PIPE investment closed just prior to the consummation of the Merger.

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

No Earnout Shares were issued as of December 31, 2021.

3. Acquisitions

Vinesse

On October 4, 2021, the Company acquired 100% of the members' interest in Vinesse, LLC, a California limited liability company ("Vinesse"). Vinesse is a direct-to-consumer platform company that specializes in wine clubs with over 60,000 members. Founded in 1993, Vinesse has developed a long-time following by offering boutique wines to a broader audience and making wine accessible and easy to love. The operations of Vinesse align with those of the Company, which management believes provides for expanded synergies and growth through the acquisition.

The purchase price totaling $17.0 million was comprised of cash of $14.0 million, consulting fees of $0.2 million per year for three years totaling $0.6 million and a three-year earnout payable of up to $2.4 million. To fund the cash portion of the purchase consideration, we utilized the line of credit under the amended and restated loan and security agreement.

The preliminary allocation of the consideration for the net assets acquired from the acquisition of Vinesse were as follows:

(in thousands)
Sources of financing
Cash	$14,000
Accrued other	600
Contingent consideration	2,400
Fair value of consideration	17,000

Assets acquired:
Fixed assets	121
Inventory	2,502
Trade Names and Trademarks	1,200
Customer relationships	3,700
Deferred tax liability	(1,323)
Total identifiable assets acquired	6,200

Goodwill	$10,800

The Company used the carrying value as of the Acquisition Date to value fixed assets, as we determined that they represented the fair value at the Acquisition Date.

Inventory was comprised of finished goods, bulk, and raw materials. The fair value of finished goods inventory and bulk inventory was derived using projected cost of goods sold as a percentage of net revenues. Raw materials inventory was valued at its book value.

The trade names and trademarks fair value was derived using the Relief-From-Royalty Method (“RFR”). Key assumptions in valuing trade names and trademarks included (i) a royalty rate of 1.8% and (ii) discount rate of 17.5%.

Customer relationships fair value was derived using the Multiple-Period Excess Earnings Method (“MPEEM”), utilizing a discount rate of 18.0%, and Cost Approach. Customer relationships were weighted; 50.0% using the MPEEM model and 50.0% using the Cost Approach.

Transaction costs incurred in the acquisition were insignificant.

ACE Cider

On November 16, 2021, the Company acquired 100% of the capital stock of ACE Cider, the California Cider Company, Inc., a California corporation ("ACE Cider"). ACE Cider is a wholesale platform and specializes in hard cider, an alcoholic beverage fermented from apples. The operations of ACE Cider allow the Company to enter into the beer distribution category.

The purchase price totaling $47.4 million was comprised of a cash payment and contingent consideration.

The preliminary allocation of the consideration for the net assets acquired from the acquisition of ACE Cider were as follows:

(in thousands)
Sources of financing
Cash	$46,880
Accrued other	60
Contingent consideration	500
Fair value of consideration	47,440

Assets acquired:
Fixed assets	4,205
Inventory	1,350
Trademarks	6,600
Customer relationships	14,300
Deferred tax liability	(6,531)
Total identifiable assets acquired	19,924

Goodwill	$27,516

The Company used the carrying value as of the Acquisition Date to value fixed assets, as we determined that they represented the fair value at the Acquisition Date.

Inventory was comprised of finished goods, bulk cider and raw materials. The fair value of finished goods inventory and bulk cider inventory was derived using projected cost of goods sold as a percentage of net revenues. Raw materials inventory was valued at its book value.

The trademarks fair value was derived using the Relief-From-Royalty Method (“RFR”). Key assumptions in valuing trademarks included (i) a royalty rate of 3.0% and (ii) discount rate of 13.0%.

Customer relationships fair value was derived using the Multiple-Period Excess Earnings Method (“MPEEM”), utilizing a discount rate of 13.5%, and Cost Approach. Customer relationships were weighted; 90.0% using the MPEEM model and 10.0% using the Cost Approach.

Transaction costs incurred in the acquisition were insignificant.

Pro-forma Consolidated Financial Information (Unaudited)

The results of operations for Vinesse and ACE Cider and the estimated fair values of the assets acquired have been included in the Company’s consolidated financial statements since its respective date of acquisition. For the period ended December 31, 2021, and since the date of its acquisition, Vinesse and ACE Cider contributed approximately $7.9 million to the Company’s revenues and increased net income by approximately $0.5 million.

The unaudited pro forma financial information in the table below summarizes the combined results of the Company’s operations and those of Vinesse and ACE Cider for the periods shown as if the acquisitions had occurred on July 1, 2020. The pro forma financial information includes the business combination accounting effects of the acquisitions, including amortization charges from acquired intangible assets. The pro forma financial information presented below is for informational purposes only, and is subject to a number of estimates, assumptions and other uncertainties.

	Three Months Ended		Six Months Ended
(in thousands)	2021	2020	2021	2020
Total pro forma revenues	$85,439	$73,712	$152,019	$139,400
Pro forma net income (loss)	$8,530	$10,031	$10,184	$17,150

The allocations of the fair value of the acquired businesses were based on preliminary valuations of the estimated net fair value of the assets acquired. The fair value estimates are subject to adjustment during the measurement period (up to one year from the Acquisition Date). The primary areas of accounting for the Acquisition that are not yet finalized relate to the fair value of certain intangible assets acquired and residual goodwill. Goodwill created in the acquisitions were structured as stock sales and therefore, is non tax deductible and non amortizable. The fair values of the net assets acquired are based on management’s estimates and assumptions, as well as other information compiled by management, including valuations that utilize customary valuation procedures and techniques. While we believe that such preliminary estimates provide a reasonable basis for estimating the fair value of assets acquired, we will evaluate any necessary information prior to finalization of the fair value. During the measurement period, we will adjust preliminary valuations assigned to assets and liabilities if new information is obtained about facts and circumstances that existed as of the Acquisition Date, if any, that, if known, would have resulted in revised values for these items as of that date. The net working capital adjustments related to the acquisitions are estimated as of the closing date and will be adjusted based on that estimate. Net working capital adjustments of $1.5 million are recorded in other assets on the condensed consolidated balance sheet. The impact of all changes, if any, that do not qualify as measurement period adjustments will be included in current period earnings.

4. Inventory

Inventory consists of the following:

(in thousands)	December 31, 2021	June 30, 2021
Bulk wine, spirits and cider	$110,202	$119,333
Bottled wine, spirits and cider	102,740	90,083
Bottling and packaging supplies	7,751	10,482
Nonwine inventory	1,648	1,247
Total inventories	$222,341	$221,145

For the three months ended December 31, 2021 and 2020, respectively, the Company recognized impairment of inventory of zero and $3.3 million. For the six months ended December 31, 2021 and 2020, respectively, the Company recognized impairment of inventory of zero and $3.3 million.

5. Property, Plant and Equipment

Property, plant and equipment consists of the following:

(in thousands)	December 31, 2021	June 30, 2021
Buildings and improvements	$136,916	$129,288
Land	33,735	33,734
Machinery and equipment	64,580	58,227
Cooperage	10,262	10,551
Vineyards	21,174	21,364
Furniture and fixtures	1,581	1,343
	268,248	254,507
Less accumulated depreciation and amortization	(60,346)	(52,791)
	207,902	201,716
Construction in progress	13,237	11,957
	$221,139	$213,673

Depreciation and amortization expense related to property and equipment was $4.5 million and $ 2.7 million for the three months ended December 31, 2021 and 2020, respectively and $8.1 million and $5.3 million for the six months ended December 31, 2021 and 2020, respectively.

6. Goodwill and Intangible Assets

Goodwill

The following table summarizes the changes in the carrying amount of goodwill by segment:

(in thousands)	Wholesale	Direct-to-Consumer	Business-to-Business	Total
Balance at June 30, 2021	$88,808	$20,342	$745	$109,895
Goodwill acquired in Vinesse business combination		$10,800		$10,800
Goodwill acquired in ACE Cider business acquisition	27,516		-	27,516
Balance at December 31, 2021	$116,324	$31,142	$745	$148,211

Intangible Assets

The following tables summarize other intangible assets by class:

	December 31, 2021
(in thousands)	Gross Intangible	Accumulated Amortization	Net Intangible	Weighted Average Remaining Amortization Period (in years)
Indefinite-life intangibles
Trade names and trademarks	$29,829	$-	$29,829	N/A
Winery use permits	6,750	-	6,750	N/A
Total Indefinite-life intangibles	36,579	-	36,579

Definite-life intangibles
Customer and Sommelier relationships	24,300	(1,814)	22,486	4.9
Trade names and trademarks	1,200	-	1,200
Total definite-life intangibles	25,500	(1,814)	23,686
Total other intangible assets	$62,079	$(1,814)	$60,265

	June 30, 2021
(in thousands)	Gross Intangible	Accumulated Amortization	Net Intangible	Weighted Average Remaining Amortization Period (in years)
Indefinite-life intangibles
Trade names and trademarks	$23,229	$-	$23,229	N/A
Winery use permits	6,750	-	6,750	N/A
Total Indefinite-life intangibles	29,979	-	29,979

Definite-life intangibles
Customer and Sommelier relationships	6,300	(200)	6,100	4.7
Total definite-life intangibles	6,300	(200)	6,100
Total other intangible assets	$36,279	$(200)	$36,079

Amortization expense of customer and Sommelier relationships was $1.1 million and $25.0 thousand for the three months ended December 31, 2021 and 2020, respectively and $1.6 million and $50.0 thousand for the six months ended December 31, 2021 and 2020, respectively.

As of December 31, 2021, estimated future amortization expense for definite-lived assets is as follows:

2022 remaining	$2,743
2023	5,367
2024	5,356
2025	3,836
Thereafter	6,384
Total estimated amortization expense	$23,686

7. Accrued Liabilities
The major classes of accrued liabilities are summarized as follows:

(in thousands)	December 31, 2021	June 30, 2021
Accrued purchases	$8,986	$10,790
Accrued employee compensation	4,396	3,981
Other accrued expenses	8,065	6,754
Non related party accrued interest expense	863	202
Contingent consideration	3,884	2,151
Unearned Income	777	1,200
Captive insurance liabilities	2,000	-
Total Accrued liabilities and other payables	$28,971	$25,078

8. Long-Term and Other Short-Term Obligations

The following table summarizes long-term and other short-term obligations:

(in thousands)	December, 2021	June 30, 2021
Note to a bank with interest at LIBOR (0.11%) at December 31, 2021 plus 1.75%; payable in quarterly installments of $1,180 principal with applicable interest; matures in September 2026; secured by specific assets of the Company. Loan amended April 2021. Quarterly payments of $1,066 reduced from $1,180 starting June 2021. Revised maturity date July 2026.	78,924	81,055

Capital expenditures borrowings payable at LIBOR plus 1.75%, payable in quarterly installments of $1,077, rolled into capital expenditures payable at Alternate Base Rate (ABR) (3.25% at June 30, 2021) plus 0.75% with draw expiring July, 2026.	42,930	45,084

Note to a bank with interest fixed at 3.6%, payable in monthly installments of $60 principal with applicable interest; matures in April 2023.	941	1,227

Note to a bank with interest fixed at 2.75%, payable in monthly installments of $61 principal with applicable interest; matures in March 2024.	1,591	1,876

Delayed Draw Term Loan ("DDTL") with interest at LIBOR (0.10%) at December 2021 plus 1.75%. Matures in July 2024. Interest only through draw period.	67,142	29,250

DDTL with ABR (4.00% at December 2021). Matures in July 2024. Interest only through draw period. No interest payments in fiscal year 2021.	-	37,892

Short term unsecured promissory note; principal and interest payable upon maturity with interest at the prime rate plus 1.00%; matures in January 2022.	2,917	2,917

Short term unsecured promissory note; principal and interest payable upon maturity with interest at the prime rate plus 1.00%; matures in January 2022.	2,917	2,917

Short term unsecured promissory note; principal and interest payable upon maturity with interest at 1.06%; matured December 31, 2021, paid January 3, 2022.	5,834	5,834
	203,196	208,052
Less current maturities	(24,321)	(22,964)
Less unamortized deferred financing costs	(1,415)	(1,547)
	$177,460	$183,541

Maturities of Long-Term and Other Short-Term Borrowings

As of December 31, 2021, maturities of long-term and other short-term borrowings for succeeding years are as follows:

(in thousands)
Remaining 2022	$17,989
2023	12,554
2024	11,798
2025	68,999
2026	8,571
2027	83,285
$203,196

Line of Credit

In April 2021, we entered into an amended and restated loan and security agreement to increase the credit facility from an aggregate $350.0 million to $480.0 million consisting of an accounts receivable and inventory revolving facility up to $230.0 million, a term loan in a principal amount of up to $100.0 million, a capital expenditures facility in an aggregate principal of up to $50.0 million, and a delay draw term loan facility up to an aggregate of $100.0 million which was limited to an aggregate of $50.0 million. The effective interest rate under the revolving facility was 4.0% and 2.2% as of December 31, 2021 and 2020, respectively. The Company had $99.1 million and $125.0 million available under the line of credit as of December 31, 2021 and June 30, 2021, respectively.

Amortization of deferred loan costs related to the line of credit was $33.0 thousand and $125.8 thousand for the three months ended December 31, 2021 and 2020, respectively and $66.0 thousand and $237.8 thousand for the six months ended December 31, 2021 and 2020, respectively.

The Company was in compliance with its line of credit covenants as of December 31, 2021.

9. Fair Value Measurements

The following tables present assets and liabilities measured at fair value on a recurring basis:

	December 31, 2021
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$70,013	$-	$-	$70,013
Total	$70,013	$-	$-	$70,013

Liabilities:
Contingent consideration liabilities (1)	$-	$-	$7,386	$7,386
Interest rate swaps (2)	-	9,778	-	9,778
Total	$-	$9,778	$7,386	$17,164

	June 30, 2021
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$6,525	$-	$-	$6,525
Total	$6,525	$-	$-	$6,525

Liabilities:
Contingent consideration liabilities (1)	$-	$-	$4,631	$4,631
Interest rate swaps (2)	-	13,807	-	13,807
Total	$-	$13,807	$4,631	$18,438

(1) We assess the fair value of contingent consideration to be settled in cash related to acquisitions using probability weighted models for the various contractual earn-outs. These are Level 3 measurements. Significant unobservable inputs used in the estimated fair values of these contingent consideration liabilities include probabilities of achieving customer related performance targets, specified sales milestones, consulting milestones, changes in unresolved claims, projected revenue or changes in discount rates.

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

The following table provides a reconciliation of liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

(in thousands)	Contingent Consideration
Balance at June 30, 2021	$4,631
Acquisitions	2,900
Payments	(145)
Balance at December 31, 2021	7,386
Less: current portion	(3,884)
Long term portion	$3,502

The current and long-term portion of contingent consideration is included within the accrued liabilities and other payables and other long-term liabilities, respectively, in the condensed consolidated balance sheets.

10. Redeemable Stock and Redeemable Noncontrolling Interest

Series A Redeemable Stock

The Company did not have Series A Redeemable stock for the three months ended and six months ended December 31, 2021.

January 2018 Tamarack Cellars Series A Redeemable Stock

For the period ended December 31, 2020, the $2.6 million carrying amount of the 130,338 Series A shares exceeded the redemption amount at the respective date; therefore, no accretion was required.

April 2018 Series A Redeemable Stock

For the three months ended December 31, 2020, the amount accreted as deemed dividends for the Series A shares was $3.9 million. For the six months ended December 31, 2020, the amount accreted as deemed dividends for the Series A shares was $7.9 million.

July 2018 Issuance of Series A Redeemable Stock

For the period ended December 31, 2020, the $8.3 million carrying amount of the 397,239 Series A shares exceeded the redemption amount at the respective date; therefore, no accretion was required.

Series B Redeemable Stock

April 2018 Series B Redeemable Cumulative Series Stock

For the three months ended December 31, 2020, the amount accreted as deemed dividends for the Series B stock was $1.5 million. For the six months ended December 31, 2020, the amount accreted as deemed dividends for the Series B stock was $3.3 million.

The unpaid cumulative dividends on Series B stock as of December 31, 2020 approximate $4.6 million.

11. Stockholders' Equity

Common Stock

We had reserved shares of stock, on an as-if converted basis, for issuance as follows:

	December 31, 2021	June 30, 2021
Warrants	26,000,000	26,000,000
Earnout shares	5,726,864	5,726,864
Total	31,726,864	31,726,864

Stock Incentive Plan

Effective June 7, 2021, the Company adopted the 2021 Omnibus Incentive Plan (as amended, “the 2021 Plan”). The 2021 Plan provides for the issuance of stock options, stock appreciation rights, performance shares, performance units, stock, restricted stock, restricted stock units and cash incentive awards. Shares issued under share-based payment awards may either be authorized and unissued shares or shares held in treasury. The 2021 Plan terminates on June 7, 2031.

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

We evaluated the grants under ASC 718 - Compensation-Stock Compensation and determined a grant date and a service inception date for accounting purposes did not exist because all necessary approvals had not been obtained, which will not occur until the shareholders have approved the 2021 Plan. Until shareholder approval is obtained, the 2021 Plan and related options are not considered outstanding for accounting purposes, and no compensation expense associated with these grants will be recognized. Shareholder approval was not obtained for the periods ended December 31, 2021 and June 30, 2021. On February 2, 2022, the shareholders approved the 2021 Plan.

In connection with the merger (see Note 2), the Company’s 2015 Stock Incentive Plan was terminated and each outstanding option to purchase shares of legacy VWE Shares A stock outstanding immediately prior to the close of the merger, whether vested or not, was canceled in exchange for cash payments equal to the excess, if any, of the deemed fair value per share of the Legacy VWE Series A stock as determined by the per share merger consideration over the exercise price of such option multiplied by the number of shares of Company stock subject to such option (without interest and subject to any required withholding tax). The cash settlement was treated as a settlement of the options and resulted in a reduction of additional paid in capital of $5.3 million equal to the fair value of the options settled and the recognition of incremental compensation cost of $2.6 million representing the excess of purchase price over the fair value of the cancelled options at the time of settlement.

Stock-based compensation expense for the three months ended December 31, 2021 and 2020 was zero and $0.1 million, respectively. Stock-based compensation expense for the six months ended December 31, 2021 and 2020 was zero and $0.5 million, respectively. The expense for the three and six months ended December 31, 2020 recognized under the 2015 Stock Incentive Plan has been included as a component of selling, general and administrative expenses in the condensed consolidated statement of operations.

12. Income Taxes

The increase in our effective tax rate for the three months ended December 31, 2021 was primarily due to changes in permanent items, which primarily consist of nondeductible expenses, noncontrolling interest and state taxes, as compared to the three months ended December 31, 2020.

The increase in our effective tax rate for the six months ended December 31, 2021 was primarily due to changes in permanent items, which primarily consist of nondeductible expenses, noncontrolling interest and state taxes, as compared to the six months ended December 31, 2020.

For the six months and three months ended December 31, 2021, our effective tax rate differs from the federal statutory rate of 21.0% primarily due to nondeductible expenses and state taxes.

The provisional measurements of fair value for income taxes payable and deferred taxes for the acquisitions of Vinesse and ACE Cider may be subject to change as additional information is received and certain tax returns are finalized. The Company expects to finalize the fair value measurements as soon as practicable, but not later than one year from the date of acquisition.

13. Commitments and Contingencies

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

Lease Agreements

We have lease agreements for certain winery facilities, vineyards, corporate and administrative offices, tasting rooms, and equipment under long-term non-cancelable operating leases. The lease agreements have initial terms of two to 15 years, with two leases having multiple five-year or 10-year renewal terms and other leases having no or up to five-year renewal terms. The lease agreements expire ranging from December 31, 2021 through November 2031. Beginning fiscal 2022, we no longer have related party lease agreements.

The minimum annual payments under our lease agreements are as follows:

(in thousands)	Total
Remaining 2022	$3,198
2023	6,479
2024	6,588
2025	6,296
2026	5,850
2027 and thereafter	17,610
$46,021

Total rent expense, including amounts to related parties, was zero and $1.7 million for the three months ended December 31, 2021 and 2020, respectively and zero and $3.6 million for the six months ended December 31, 2021 and 2020, respectively.

Other Commitments

Contracts exist with various growers and certain wineries to supply a significant portion of our future grape and wine requirements. Contract amounts are subject to change based upon actual vineyard yields, grape quality and changes in grape prices. Estimated future minimum grape and bulk wine purchases commitments are as follows:

(in thousands)	Total
Remaining 2022	$8,091
2023	26,261
2024	11,065
2025	353
2026	353
$46,123

Grape and bulk wine purchases under contracts totaled $11.3 million and $4.6 million and $21.2 and $16.3 million for the three and six months ended December 31, 2021 and 2020, respectively. The Company expects to fulfill all of these purchase commitments.

14. Segments

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

We report our segments as follows:

Wholesale Segment—We sell our wine to wholesale distributors under purchase orders. Wholesale operations generate revenue from product sold to distributors, who then sell it off to off-premise retail locations such as grocery stores, wine clubs, specialty and multi-national retail chains, as well as on-premise locations such as restaurants and bars.

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

Corporate and Other Segment—Our Corporate and Other segment generates revenues from grape and bulk sales and storage services. Other, non-allocable expenses include corporate expenses, non-direct selling expenses and other expenses not specific to an identified reporting segment.

The following tables present net revenues and income from operations directly attributable to the Company's segments:

	Three Months Ended December 31, 2021
(in thousands)	Wholesale	Direct-to-Consumer	Business-to-Business	Corporate and Other	Total
Segment Results
Net revenues	$22,171	$34,806	$25,225	$1,409	$83,611
Income (loss) from operations	$5,196	$11,379	$8,303	$(12,157)	$12,721

	Three Months Ended December 31, 2020
(in thousands)	Wholesale	Direct-to-Consumer	Business-to-Business	Corporate and Other	Total
Segment Results
Net revenues	$19,263	$23,079	$20,635	$0	$62,977
Income (loss) from operations	$5,634	$6,894	$5,877	$(7,096)	$11,309

	Six Months Ended December 31, 2021
(in thousands)	Wholesale	Direct-to-Consumer	Business-to-Business	Corporate and Other	Total
Segment Results
Net revenues	$38,374	$49,721	$49,692	$1,511	$139,298
Income (loss) from operations	$9,383	$13,918	$15,817	$(20,254)	$18,864

	Six Months Ended December 31, 2020
(in thousands)	Wholesale	Direct-to-Consumer	Business-to-Business	Corporate and Other	Total
Segment Results
Net revenues	$34,308	$33,975	$46,451	$2,078	$116,812
Income (loss) from operations	$8,622	$8,012	$14,661	$(11,421)	$19,874

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

Depreciation expense recognized for assets included in the Direct-to-Consumer reporting segment was $0.2 million and 0.7 million for the three months ended December 31, 2021 and 2020, respectively and $0.5 million and $0.5 million for the six months ended December 31, 2021 and 2020, respectively. Amortization expense included in the Direct-to-Consumer reporting segment was $0.5 million and $25 thousand for the three months ended December 31, 2021 and 2020 respectively and $1.1 million and $50 thousand for the six months ended December 31, 2021 and 2020, respectively. All of the Company’s long-lived assets are located within the United States.

15. Earnings Per Share

The following table reconciles the number of common shares used to compute basic and diluted earnings per share attributable to Vintage Wine Estates, Inc., shareholders:

	Three Months Ended December 31,		Six Months Ended December 31,
(in thousands, except for per share amounts)	2021	2020	2021	2020
Net income	$8,552	$9,275	$11,331	$14,637
Less: Series B dividends and accretion	-	1,478	-	3,314
Less: income (loss) allocable to noncontrolling interest	(40)	(13)	(65)	291
Net income allocable to common shareholders	$8,592	$7,810	$11,396	$11,032

Numerator – Basic EPS
Net income allocable to common shareholders	$8,592	$7,810	$11,396	$11,032
Less: net income allocated to participating securities (Series B)	-	1,340	-	1,893
Net income allocated to common shareholders	$8,592	$6,470	$11,396	$9,139

Numerator – Diluted EPS
Net income allocated to common shareholders	$8,592	$6,470	$11,396	$9,139
Add: net income attributable to convertible debt	-	160	-	323
Reallocation of income under the two-class method	-	95	-	(20)
Net income allocated to common shareholders	$8,592	$6,725	$11,396	$9,442

Denominator – Basic Common Shares
Weighted average common shares outstanding - Basic	60,462	21,921	60,462	21,921
Denominator – Diluted Common Shares
Effect of dilutive securities:
Stock options	-	367	-	344
Convertible debt	-	2,229	-	2,229
Weighted average common shares - Diluted	60,462	24,517	60,462	24,494

Net income per share – basic:
Common Shares	$0.14	$0.30	$0.19	$0.42
Net income per share – diluted:
Common Shares	$0.14	$0.27	$0.19	$0.39

The following securities have been excluded from the calculations of diluted earnings per share attributable to common shareholders because including them would have been antidilutive:

	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2020	2021	2020
Shares subject to warrants to purchase common stock	26,000,000	-	26,000,000	-
Shares subject to options to purchase common stock	-	793,413	-	824,927
Total	26,000,000	793,413	26,000,000	824,927

16. Related Party Transactions

The Company did not have any related party receivables or related party liabilities as of December 31, 2021 and June 30, 2021.

The components of related party revenues and expenses are as follows:

	Three Months Ended		Six Months Ended
(in thousands)	December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2020

Revenues:
Warehousing and fulfillment services	$-	$332	$-	$544
Storage and bottling of alcoholic beverages	-	6	-	21
Management fees	-	114	-	229

Expenses:
Concourse Warehouse lease	-	36	-	241
Swanson lease	-	190	-	353
Z.R. Waverly lease	-	38	-	66

Warehousing and Fulfillment Services — Revenues from related parties for warehousing and fulfillment services for the three months ended December 31, 2021 and 2020 were zero and $332.0 thousand, respectively. Revenues from related parties for warehousing and fulfillment services for the six months ended December 31, 2021 and 2020 were zero and $544.0 thousand, respectively. We did not have any accounts receivable from revenues with related parties for warehousing and fulfillment services at December 31, 2021 and June 30, 2021.

Storage and Bottling of Alcoholic Beverages — We have entered into a number of transactions with a related party covering services related to the storage and bottling of alcoholic beverages. We made payments of zero and $6.0 thousand for the three months ended December 31, 2021 and 2020, respectively and payments of zero and $21.0 thousand for the six months ended December 31, 2021 and 2020, respectively, to the related party.

Management Fees — Prior to July 1, 2021, we provided management, billing and collection services to a related party under a management fee arrangement. For the three months ended December 31, 2021 and 2020, we charged this related party management fees of zero and $114.0 thousand, respectively, for these services. For the six months ended December 31, 2021 and 2020, we charged this related party management fees of zero and $229.0 thousand, respectively, for these services. We did not owe the related party for amounts collected on the related party's behalf at December 31, 2021 and June 30, 2021

The Company is engaged in various operating lease arrangements with related parties.

Concourse Warehouse Lease — We lease 15,000 square feet (“sq. ft.”) of office space and 80,000 sq. ft. of warehouse space. We account for this lease as an operating lease. We recognized rent expense paid to Concourse of $36.0 thousand for the three months ended December 31, 2020 and $241.0 thousand for the six months ended December 31, 2020 related to this lease agreement. Prior to September 2020, the facility was owned by and leased from Concourse LLC, a related party real estate leasing entity that was wholly owned by a shareholder. We have no ownership in Concourse. In September 2020, an independent party purchased the facility from Concourse, LLC and assumed the lease.

Swanson Lease — We leased a property with production space and a tasting room under an operating lease with an entity that is wholly owned by a shareholder. We recognized rent expense of approximately $190.0 thousand for the three months ended December 31, 2020 and $353.0 thousand for the six months ended December 31, 2020, related to this lease agreement.

Z.R. Waverly Lease — We leased tasting room space under an operating lease with an entity that is wholly owned by a shareholder. We recognized rent expense of approximately $38.0 thousand for the three months ended December 31, 2020 and $66.0 thousand for the six months ended December 31, 2020, related to this lease agreement. In December 2020, we purchased the ZR Waverly leased facility in California from the shareholder for $1.5 million.

Immediate Family Member and Other Business Arrangements — We provide at will employment to several family members of officers or directors who provide various sales, marketing and administrative services to us. Payroll and other expenses to these related parties was approximately $124.8 thousand and $126.0 thousand for the three months ended December 31, 2021 and 2020, respectively and $195.7 thousand and $201.0 thousand for the six months ended December 31, 2021 and 2020, respectively.

We pay for sponsorship and marketing services and point of sale marketing materials to unincorporated businesses that are managed by immediate family members of a Company executive officer. For the three months ended December 30, 2021 and 2020, payments related to sponsorship and marketing services totaled approximately $106.0 thousand and $96.0 thousand, respectively. For the six months ended December 30, 2021 and 2020, payments related to sponsorship and marketing services totaled approximately $193.0 thousand and $215.0 thousand, respectively.

17. Subsequent Events

On January 18, 2021, the Company acquired 100% of the capital stock in Meier's Wine Cellars, Inc., DBA Meier's Beverage Group ("Meier's"), an Ohio company. Meier's is a wholesale and business-to-business company that specializes in custom blending, contract storage, contract manufacturing, and private labeling for wine, beer, and spirits. Over the years, Meier's continued extending their winemaking skills by producing table wines, sparkling wines, dessert wines, vermouths and carbonated grape juice.

The purchase price totaling $25.0 million was comprised of cash of $12.5 million and 1,229,443 shares of common stock with a value of $12.5 million. The terms of the acquisition also provide for the possibility of additional contingent consideration of up to $10.0 million based on Meier's exceeding current EBITDA levels over each of the next three years.

The acquisition of Meier's closed near the date the Company's condensed consolidated financial statements were available for issuance. Thus, the initial accounting for the business combination and required disclosures specific to the transaction are impracticable for us to provide. Specifically, the following accounting and disclosures could not be made:

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

The goodwill balance and operational results from the Meier's acquisition are expected to impact the Wholesale and Business-to-Business reporting segments.

On February 2, 2022, the shareholders approved the 2021 Omnibus Incentive Plan.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion summarizes the significant factors affecting the consolidated operating results, financial condition, liquidity and cash flows of our Company as of and for the periods presented. The following discussion and analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended June 30, 2021 (our "Annual Report") and the unaudited condensed consolidated financial statements and the accompanying notes thereto included herein. Unless the context otherwise requires, references in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to “we”, “us”, “our” and “the Company” are intended to mean the business and operations of Vintage Wine Estates, Inc., a Nevada corporation and its consolidated subsidiaries.

Business Overview

Vintage Wine Estates, Inc., is a leading vintner in the United States ("U.S."), offering a collection of wines produced by award-winning, heritage wineries, popular lifestyle wines, innovative new wine brands, packaging concepts, as well as craft spirits. Our name brands include Layer Cake, Cameron Hughes, Clos Pegase, B.R. Cohn, Firesteed, Bar Dog, Kunde, Cherry Pie and many others. Since our founding over 20 years ago, we have grown organically through wine brand creation and through acquisitions to become the 15th largest wine producer based on cases of wine shipped in California. We sell nearly two million cases annually.

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

Trends and Other Factors Affecting Our Business

Various trends and other factors affect or have affected our operating results, including:

COVID-19 Pandemic

The COVID-19 pandemic ("COVID-19") continues to disrupt the U.S. and global economies. While many measures implemented by governments in an effort to slow the spread of COVID-19 have been lifted or eased, some are continuing and others are being reimplemented as COVID-19 continues to spread. We cannot estimate with any certainty the length or severity of the COVID-19 pandemic or the related financial consequences on our business and operations, including whether and when historic economic and operating conditions will resume or the extent to which the disruption may impact our business, financial position, results of operations or cash flows.

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

U.S. Wildfires

Significant wildfires in California, Oregon and Washington state, have engulfed the affected regions in smoke and flames. The long-term trend is that wildfires are increasing resulting from drought conditions. Drought conditions due to global climate change have increased the severity of destructive wildfires which have affected the U.S. grape harvest. When vineyards and grapes are exposed to smoke, it can result in an ashy, burnt, or smoky aroma, described as "smoke tainted”. Industry grape suppliers have also experienced smoke and fire damage from the wildfires. Damage to our grape harvest and vineyards caused from wildfires have impacted our revenues, costs of revenues and winery overhead for the periods presented.

Seasonality

There is a degree of seasonality in the growing cycles, procurement and transportation of grapes. The wine industry in general tends to experience seasonal fluctuations in revenues and net income. Typically, we have lower sales and net income during our third fiscal quarter (January through March) and higher sales and net income during our second fiscal quarter (October through December) due to usual timing of seasonal holiday buying, as well as wine club shipments. We expect these trends to continue.

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

Net Revenues

We generate revenue from our segments: Wholesale, Business-to-Business ("B2B"), Direct-to-Consumer ("DTC") and Corporate and Other. We recognize revenue from wine sales when obligations under the terms of a contract with our customer are satisfied. Generally, this occurs when the product is shipped, and title passes to the customer, and when control of the promised product or service is transferred to the customer. Our standard terms are free on board, or FOB, shipping point, with no customer acceptance provisions. Revenue is measured as the amount of consideration expected to be received in exchange for transferring products. We recognize revenue net of any taxes collected from customers, which are subsequently remitted to governmental authorities. We account for shipping and handling as activities to fulfill our promise to transfer the associated products. Accordingly, we record amounts billed for shipping and handling costs as a component of net sales and classify such costs as a component of costs of sales. Our products are generally not sold with a right of return unless the product is spoiled or damaged. Historically, returns have not been significant to us.

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

Case Volume

In addition to acquisitions, the primary drivers of net revenue growth in any period are attributable to changes in case volumes and changes in product mix and sales price. Case volumes represent the number of 9-liter equivalent cases of wine that we sell during a particular period. Case volumes are an important indicator of what is driving gross margin. This metric also allows us to develop our supply and production targets for future periods.

The following tables summarize 9-liter equivalent cases by segment:

	Three Months Ended December 31,
(in thousands)	2021	2020	Unit Change	% Change
Wholesale	506	262	244	93.1%
B2B	212	141	71	50.4%
DTC	160	135	25	18.5%
Total case volume	878	538	340	63.2%

Case volumes were up 63.2% for the three months ended December 31, 2021, driven by increased shipments in all segments, from the three months ended December 31, 2020. Wholesale increased 93.1% due to increased volumes of core brands as well as the volumes associated with the acquisition of ACE Cider. B2B volumes increased 50.4% related primarily to the timing of shipments to a core private label customer. DTC volumes increased 18.5 % due to increased wine club and tasting room transactions coupled with shipments related to the acquisition of Vinesse.

Case Volume	Six Months Ended December 31,
(in thousands)	2021	2020	Unit Change	% Change
Wholesale	715	464	251	54.1%
B2B	339	352	-13	-3.7%
DTC	220	188	32	17.0%
Total case volume	1,274	1,004	270	26.9%

Case volumes were up 26.9% for the six months ended December 31, 2021, driven by increased volumes in the Wholesale and DTC segments partially offset by B2B volumes, from the six months ended December 31, 2020. Wholesale volumes increased 54.1% due to shipments of high volume core brands as well as the acquisition of ACE Cider partially offset by the discontinuation of certain brands. B2B volumes decreased 3.7% for the six months ended December 31, 2021 related primarily to the timing of shipments to a core private label customer. DTC volumes increased 17.0% for the six months ended December 31, 2021 driven by increased tasting room and wine club activity, special programming through a large e-commerce company and the acquisition of Vinesse.

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

The following is a reconciliation of net income to Adjusted EBITDA for the three and six months ended December 31, 2021 and 2020:

	Three Months Ended		Six Months Ended
	December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2020
Net income	$8,552	$9,275	$11,331	$14,637
Interest expense	3,493	1,950	7,096	5,332
Income tax provision	3,261	2,028	4,454	2,884
Depreciation and amortization	5,757	2,758	9,911	5,543
Stock-based compensation expense	-	128	-	458
Net unrealized/(gain) loss on interest rate swap agreements	(2,636)	(1,777)	(4,029)	(2,623)
(Gain)/loss on disposition of assets	(251)	(1,321)	(591)	(1,677)
Gain on litigation proceeds	-	(4,750)	-	(4,750)
Deferred rent adjustment	110	125	238	250
Incremental public company costs	936	-	2,148	-
COVID Impact	-	100	-	100
Acquisition integration costs	400	-	400	-
Inventory acquisition basis adjustment	622	34	1,059	89
Adjusted EBITDA	$20,244	$8,550	$32,017	$20,243
Revenue	83,611	$62,977	139,298	$116,812
Adjusted EBITDA Margin	24.2%	13.6%	23.0%	17.3%

Adjusted EBITDA and Adjusted EBITDA Margin are not recognized measures of financial performance under GAAP. We believe these non-GAAP measures provide analysts, investors and other interested parties with additional insight into the underlying trends of our business and assists these parties in analyzing our performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance, which allows for a better comparison against historical results and expectations for future performance. Management uses these non-GAAP measures to understand and compare operating results across reporting periods for various purposes including internal budgeting and forecasting, short and long-term operating planning, employee incentive compensation, and debt compliance. These non-GAAP measures are not intended to replace the presentation of our financial results in accordance with GAAP. Use of the terms Adjusted EBITDA and Adjusted EBITDA Margin are not calculated in the same manner by all companies, and accordingly, are not necessarily comparable to similarly titled measures of other companies and may not be an appropriate measure for performance relative to other companies. Adjusted EBITDA should not be construed as an indicator of our operating performance in isolation from, or as a substitute for, net income (loss), which is prepared in accordance with GAAP. We have presented Adjusted EBITDA and Adjusted EBITDA Margin solely as supplemental disclosure because we believe it allows for a more complete analysis of our results of operations. In the future, we may incur expenses such as those added back to calculate Adjusted EBITDA. Our presentation of Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by these items.

Results of Operations

Our financial performance is classified into the following segments: Wholesale, B2B, DTC and Corporate and Other. Our corporate operations, including centralized selling, general and administrative expenses and other factors, such as the remeasurements of contingent consideration and impairment of intangible assets and goodwill are not allocated to the segments, as management does not believe such items directly reflect our core operations. Other than our long-term property, plant and equipment for wine tasting facilities, and the customer list and trademark intangible assets specific to the Sommelier , Vinesse and ACE Cider acquisitions, our revenue generating assets are utilized across segments. Accordingly, the foregoing items are not allocated to the segments and are not discussed separately as any results that had a significant impact on operating results are included in the consolidated results discussion above.

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

Three Months Ended December 31, 2021 Compared to Three Months Ended December 31, 2020

Wholesale Segment Results

The following table presents summary financial data for our Wholesale segment:

(in thousands, except %)	Three Months Ended December 31,		Dollar	Percent
Wholesale Segment Results	2021	2020	Change	Change

Net revenues	$22,171	$19,263	$2,908	15.1%
Income from operations	$5,196	$5,634	$(438)	-7.8%

For the three months ended December 31, 2021, Wholesale net revenues increased $2.9 million, or 15.1%, from the three months ended December 31, 2020. The increase was attributable to an increase in sales of $2.7 million related to acquisition case volumes and a slight increase in case volumes in the international markets partially offset by unfavorable product mix.

For the three months ended December 31, 2021, Wholesale income from operations decreased $0.4 million, or 7.8%, from the three months ended December 31, 2020. The decrease was attributable to an increase in operating income of $0.2 million related to an acquisition offset by amortization of acquired customer relationships and unfavorable product mix.

B2B Segment Results

The following table presents summary financial data for our B2B segment:

(in thousands, except %)	Three Months Ended December 31,		Dollar	Percent
B2B Segment Results	2021	2020	Change	Change
Net revenues	$25,225	$20,635	$4,590	22.2%
Income from operations	$8,303	$5,877	$2,426	41.3%

For the three months ended December 31, 2021, B2B net revenues increased $4.6 million, or 22.2%, from the three months ended December 31, 2020. The increase was primarily attributable to an increase in custom production and the timing of shipments for one core customer.

For the three months ended December 30, 2021, B2B income from operations increased $2.4 million, or 41.3%, from the three months ended December 31, 2020. The increase was attributable to increased custom production and the timing of shipments for one core customer partially offset by increased labor and dry goods costs.

DTC Segment Results

The following table presents summary financial data for our DTC segment:

(in thousands, except %)	Three Months Ended December 31,		Dollar	Percent
DTC Segment Results	2021	2020	Change	Change
Net revenues	$34,806	$23,079	$11,727	50.8%
Income from operations	$11,379	$6,894	$4,485	65.1%

For the three months ended December 31, 2021, DTC net revenues increased $11.7 million, or 50.8%, from the three months ended December 31, 2020. The increase was primarily attributable to increased case volume from tasting rooms and wine clubs, revenues earned from events as restrictions related to COVID-19 have been lifted and an increase of $5.2 million related to acquisitions.

For the three months ended December 31, 2021, DTC income from operations increased $4.5 million, or 65.1%, from the three months ended December 31, 2020. The increase was due to margin contribution from net revenues related to improved traffic in tasting rooms, wine club shipments and events and an increase of $0.7 million related to an acquisition, net of amortization of acquired customer lists.

Corporate and Other Segment Results

The following table presents summary financial data for our Corporate and Other segment:

(in thousands, except %)	Three Months Ended December 31,		Dollar	Percent
Corporate and Other Segment Results	2021	2020	Change	Change
Net revenues	$1,409	$0	$1,409	*
Income (loss) from operations	$(12,157)	$(7,096)	$(5,061)	-71.3%

*Not meaningful

For the three months ended December 31, 2021, Corporate and other net revenues increased $1.4 million from the three months ended December 31, 2020. The increase was primarily attributable to an increase in bulk wine sales when compared to the prior year three month period.

Loss from operations increased by $5.1 million, or 71.3%, from the three months December 31, 2020. The increase in losses was due to the increased infrastructure costs required to be a public company, and the continued increased costs of labor, warehousing, freight and insurance.

Six Months Ended December 31, 2021 Compared to Six Months Ended December 31, 2020

Wholesale Segment Results

The following table presents summary financial data for our Wholesale segment:

(in thousands, except %)	Six Months Ended December 31,		Dollar	Percent
Wholesale Segment Results	2021	2020	Change	Change
Net revenues	$38,374	$34,308	$4,066	11.9%
Income from operations	$9,383	$8,622	$761	8.8%

For the six months ended December 31, 2021, Wholesale net revenues increased $4.1 million, or 11.9%, from the six months ended December 31, 2020. The increase was attributable to an increase in sales of $2.7 million related to an acquisition together with increased revenues related to core high volume brands partially offset by discontinued brands.

For the six months ended December 31, 2021, Wholesale income from operations increased $0.8 million, or 8.8%, from the six months ended December 31, 2020. The increase was attributable to an increase in operating income of $0.2 million related to an acquisition offset by amortization of acquired customer lists as well as favorable product mix related to increased sales of higher margin brands.

B2B Segment Results

The following table presents summary financial data for our B2B segment:

(in thousands, except %)	Six Months Ended December 31,		Dollar	Percent
B2B Segment Results	2021	2020	Change	Change

Net revenues	$49,692	$46,451	$3,241	7.0%
Income from operations	$15,817	$14,661	$1,156	7.9%

For the six months ended December 31, 2021, B2B net revenues increased $3.2 million, or 7.0%, from the six months ended December 31, 2020. The increase was primarily attributable to increases in customer production and the timing of shipments for one core customer.

For the six months ended December 31, 2021, B2B income from operations increased $1.2 million, or 7.9%, from the six months ended December 31, 2020. The increase was attributable to increases in custom production partially offset by increased labor and dry goods costs.

DTC Segment Results

The following table presents summary financial data for our DTC segment:

(in thousands, except %)	Six Months Ended December 31,		Dollar	Percent
DTC Segment Results	2021	2020	Change	Change
Net revenues	$49,721	$33,975	$15,746	46.3%
Income from operations	$13,918	$8,012	$5,906	73.7%

For the six months ended December 31, 2021, DTC net revenues increased $15.7 million, or 46.3%, from the six months ended December 31, 2020. The increase was primarily attributable to increased case volumes from tasting rooms and wine clubs, and revenues earned from events as restrictions related to COVID-19 have been lifted and an increase in sales of $5.2 million related to an acquisition.

For the six months ended December 31, 2021, DTC income from operations increased $5.9 million, or 73.7%, from the six months ended December 31, 2020. The increase was due to increased margin contribution from improved traffic in tasting rooms, wine club shipments and events as well as $0.7 million from an acquisition, net of amortization of acquired customer lists.

Corporate and Other Segment Results

The following table presents summary financial data for our Corporate and Other segment:

(in thousands, except %)	Six Months Ended December 31,		Dollar	Percent
Corporate and Other Segment Results	2021	2020	Change	Change
Net revenues	$1,511	$2,078	$(567)	-27.3%
Income (loss) from operations	$(20,254)	$(11,421)	$(8,833)	-77.3%

For the six months ended December 31, 2021, Corporate and other net revenues decreased $0.6 million, or 27.3%, from the six months ended December 31, 2020. The decrease was primarily attributable to fewer bulk wine sales.

Loss from operations increased $8.8 million, or 77.3%, from the six months ended December 31, 2020. The increase was due to the costs related to increased infrastructure cost required to be a public company and the continued increased costs of labor, warehousing, freight and insurance.

Liquidity and Capital Resources

We currently believe that, based on available capital resources and projected operating cash flow, we have adequate capital resources to fund our currently anticipated working capital needs; capital expenditures, business acquisitions, debt obligations, and tax payments over the next 12 months and beyond.

Cash and Cash Equivalents

Our cash and equivalents balance was $81.8 million at December 31, 2021 compared to $118.9 million at June 30, 2021. At December 31, 2021, our cash and equivalents were held in cash depository accounts with major banks.

Cash Flows

The table below presents a summary of our sources and uses of cash:

	For the Six Months Ended
	December 31,
(in thousands)	2021	2020	Change
Operating activities	$(5,474)	$35,190	$(40,664)
Investing activities	$(73,189)	$(19,106)	$(54,083)
Financing activities	$36,729	$(15,166)	$51,895

Cash Flows provided by (used in) Operating Activities

Net cash used in operating activities was $5.5 million for the six months ended December 31, 2021 compared to net cash provided by operating activities of $35.2 million for the six months ended December 31, 2020, representing an increase in net cash used of $40.7 million. The increase in net cash used was primarily attributable to the decrease in net income of $3.3 million, net changes in certain non-cash adjustments of $1.0 million to reconcile net income to operating cash flow and net changes in other operating assets and liabilities as detailed on the condensed consolidated statement of cash flows.

Cash Flows provided by (used in) Investing Activities

Net cash used in investing activities was $73.2 million for the six months ended December 31, 2021, compared to net cash used in investing activities of $19.1 million for the six months ended December 31, 2020, representing an increase in net cash used of $54.1 million. Cash flows from investing activities are utilized primarily to fund acquisitions, capital expenditures for improvements to existing assets and other corporate assets. The increase in net cash used was primarily attributable to acquisitions of a businesses of $61.8 million and the purchase of plant, property and equipment of $11.3 million.

Cash Flows provided by (used in) Financing Activities

Net cash provided by financing activities was $36.7 million for the six months ended December 31, 2021 compared to net cash used of $15.2 million for the six months ended December 31, 2020, representing an increase in net cash provided of $51.9 million. The increase in net cash provided consisted primarily of $32.9 million of proceeds from our line of credit, net of payments on our line of credit and long-term debt.

Contractual Obligations

There have been no material changes to our contractual obligations from what was previously disclosed in our Annual Report filed with the SEC.

Off-Balance Sheet Arrangements

As of December 31, 2021, the Company had no off-balance sheet arrangements.

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

Forward-looking statements are not assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those expressed or implied by forward-looking statements include those discussed under the “Risk Factors” section of our Annual Report on Form 10-K and in future Quarterly Reports on Form 10-Q or other reports filed with the SEC.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as a result of a material weakness in our internal control over financial reporting as previously disclosed in our Annual Report on Form 10-K for the year ended June 30, 2021, our disclosure controls and procedures were not effective as of December 31, 2021. Management's conclusion was based on discoveries and observations made during the fiscal 2021 audit.

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

Management's Plan to Remediate the Material Weakness

The Company has developed a comprehensive strategy and is actively pursuing resources necessary to remediate this deficiency in an effort to remediate this material weakness. We engaged a consulting firm to assist the Company in the development of improved business processes and control activities; we have hired additional finance staff with expertise in inventory costing and management; we have engaged a consultant to focus specifically on inventory system processes; and we have conducted an assessment of long-term staffing needs to support the Company's organic growth and acquisition strategy. During fiscal 2022, we hired four permanent finance team members with relevant wine industry experience. In addition, the Company hired a Chief Information Officer who has expertise in leading internal business implementations to establish and maintain effective governance for information technology controls.

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

Vintage Wine Estates, Inc.

Date: February 14, 2022	By:	/s/ PATRICK RONEY
	Name:	Patrick Roney
	Title:	Chief Executive Officer & Director

Date: February 14, 2022	By:	/s/ KATHERINE DEVILLERS
	Name:	Katherine DeVillers
	Title:	Chief Financial Officer