Form 10-Q
period 2022-03-31
Vintage Wine Estates, Inc.
filed 2022-05-16
CIK 1834045

sarehh

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 2, 2022, 60,945,682 shares of the registrant’s common stock were outstanding.

Part I—Financial Information

Item 1. Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share amounts)

	March 31, 2022	June 30, 2021
Assets
Current assets:
Cash	$69,109	$118,879
Restricted cash	6,600	4,800
Accounts receivable, net	39,649	21,193
Other receivables	13,668	7,490
Inventories	221,264	221,145
Prepaid expenses and other current assets	10,968	8,538
Total current assets	361,258	382,045
Property, plant, and equipment, net	234,141	213,673
Goodwill	158,185	109,895
Intangible assets, net	64,809	36,079
Other assets	7,635	1,806
Total assets	$826,028	$743,498
Liabilities, redeemable noncontrolling interest, and stockholders' equity
Current liabilities:
Line of credit	$146,732	$87,351
Accounts payable	14,777	17,301
Accrued liabilities and other payables	30,460	25,078
Current maturities of long-term debt	21,200	22,964
Total current liabilities	213,169	152,694
Other long-term liabilities	8,740	2,767
Long-term debt, less current maturities	172,324	183,541
Interest rate swap liabilities	5,225	13,807
Deferred tax liability	29,965	16,752
Deferred gain	10,999	12,000
Total liabilities	440,422	381,561
Commitments and contingencies (Note 13)
Redeemable noncontrolling interest	1,684	1,682
Stockholders' equity:
Preferred stock, no par value, 2,000,000 shares authorized, and none issued and outstanding at March 31, 2022 and June 30, 2021.	-	-
Common stock, no par value, 200,000,000 shares authorized, 61,691,054 issued and 61,377,515 outstanding at March 31, 2022 and 60,461,611 issued and outstanding at June 30, 2021.	-	-
Additional paid-in capital	373,196	360,732
Treasury stock, at cost: 313,539 and zero shares held at March 31, 2022 and June 30, 2021, respectively	(2,833)	-
Retained earnings	14,176	-
Total Vintage Wine Estates, Inc. stockholders' equity	384,539	360,732
Noncontrolling interests	(617)	(477)
Total stockholders' equity	383,922	360,255
Total liabilities, redeemable noncontrolling interest, and stockholders' equity	$826,028	$743,498

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

(Unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2021	2022	2021
Net revenues
Wine, spirits and cider	$50,859	$37,238	$157,292	$132,086
Nonwine	28,074	9,659	60,939	31,623
	78,933	46,897	218,231	163,709
Cost of revenues
Wine, spirits and cider	38,764	23,561	98,428	82,180
Nonwine	12,152	5,095	29,886	17,288
	50,916	28,656	128,314	99,468
Gross profit	28,017	18,241	89,917	64,241
Selling, general, and administrative expenses	27,035	18,378	70,662	50,932
Loss (gain) on sale of property, plant, and equipment	98	(322)	(493)	(1,999)
Gain on litigation proceeds	-	-	-	(4,750)
Income from operations	884	184	19,748	20,058
Other income (expense)
Interest expense	(3,729)	(3,842)	(10,825)	(9,173)
Net unrealized gain on interest rate swap agreements	4,553	5,589	8,582	8,212
Other, net	1,957	327	1,945	684
Total other income (expense), net	2,781	2,075	(298)	(277)
Income before provision for income taxes	3,665	2,259	19,450	19,780
Income tax provision	958	1,633	5,412	4,517
Net income	2,707	626	14,038	15,263
Net income (loss) attributable to the noncontrolling interests	(73)	53	(138)	343
Net income attributable to Vintage Wine Estates, Inc.	2,780	573	14,176	14,920
Accretion on redeemable Series B stock	-	1,446	-	4,760
Net income (loss) allocable to common stockholders	$2,780	$(873)	$14,176	$10,160

Net earnings (loss) per share allocable to common stockholders
Basic	$0.05	$(0.04)	$0.23	$0.38
Diluted	$0.05	$(0.04)	$0.23	$0.35
Weighted average shares used in the calculation of earnings per share allocable to common stockholders
Basic	61,410,403	21,920,583	60,773,258	21,920,583
Diluted	61,410,403	21,920,583	60,773,258	24,564,309

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(in thousands, except share amounts)

	Redeemable Non-Controlling Interest Amount	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Non-Controlling Interests	Total Stockholders' Equity
		Shares	Amount	Shares	Amount
Balance, June 30, 2021	$1,682	60,461,611	$-			$360,732	$-	$(477)	$360,255
Net income (loss)	3	-	-			-	2,804	(28)	2,776
Balance, September 30, 2021	$1,685	60,461,611	$-			$360,732	$2,804	$(505)	$363,031
Net income (loss)	5	-	-			-	8,592	(45)	8,547
Balance, December 31, 2021	$1,690	60,461,611	$-			$360,732	$11,396	$(550)	$371,578
Stock-based compensation				-	-	1,943	-	-	1,943
Issuance of common stock in business combination		1,229,443	-	-	-	10,521	-	-	10,521
Repurchase of common stock		-	-	313,539	(2,833)	-	-	-	(2,833)
Net income (loss)	(6)	-	-	-	-	-	2,780	(68)	2,713
Balance, March 31, 2022	$1,684	61,691,054	$-	313,539	$(2,833)	$373,196	$14,176	$(617)	$383,922

	Redeemable Non-Controlling Interest Amount	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Non-Controlling Interests	Total Stockholders' Equity
		Shares	Amount	Shares	Amount
Balance, June 30, 2020	$1,382	26,460,375	$-			$92,940	$15,191	$(395)	$107,736
Accretion on redeemable stock	-	-	-			5,880	(5,880)	-	-
Stock-based compensation expense	-	-	-			330	-	-	330
Net income	278	-	-			-	5,058	26	5,084
Balance, September 30, 2020	$1,660	26,460,375	$-			$99,150	$14,369	$(369)	$113,150
Accretion on redeemable stock	-	-	-			5,376	(5,376)	-	-
Stock-based compensation expense	-	-	-			128	-	-	128
Net income (loss)	2	-	-			-	9,289	(40)	9,249
Balance, December 31, 2020	$1,662	26,460,375	$-			$104,654	$18,282	$(409)	$122,527
Accretion on redeemable stock	-	-	-			9,969	(9,969)	-	-
Stock-based compensation expense	-	-	-			143	-	-	143
Net income (loss)	(8)	-	-			-	573	61	634
Balance, March 31, 2021	$1,654	26,460,375	$-			$114,766	$8,886	$(348)	$123,304

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended March 31,
	2022	2021
Cash flows from operating activities
Net income	$14,038	$15,263
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	17,365	7,732
Amortization of deferred loan fees and line of credit fees	296	357
Amortization of label design fees	668	251
Litigation proceeds	-	(4,750)
Stock-based compensation expense	1,943	601

Provision for doubtful accounts	45	87
Impairment of inventory	-	3,302
Net unrealized gain on interest rate swap agreements	(8,582)	(8,212)
(Benefit) provision for deferred income tax	888	-
Loss (gain) on disposition of assets	508	(999)
Deferred gain on sale leaseback	(1,000)	(1,000)
Deferred rent	285	376
Change in operating assets and liabilities (net of effect of business combinations):
Accounts receivable	(21,261)	(1,001)
Related party receivables	-	(2,038)
Other receivables	376	(2,338)
Litigation receivable	-	4,750
Inventories	4,244	(8,964)
Prepaid expenses and other current assets	(2,232)	(5,829)
Other assets	(6,215)	1,688
Accounts payable	(8,106)	616
Accrued liabilities and other payables	2,836	16,073
Related party liabilities	-	3,698
Net cash (used in) provided by operating activities	(3,903)	19,661
Cash flows from investing activities
Proceeds from disposition of assets	105	1,064
Purchases of property, plant, and equipment	(15,723)	(30,688)
Label design expenditures	(225)	(375)
Proceeds on related party notes receivable	-	756
Acquisition of businesses	(74,268)	-
Net cash used in investing activities	(90,111)	(29,243)
Cash flows from financing activities
Repurchase of common stock	(2,833)	-
Principal payments on line of credit	(67,210)	(25,195)
Proceeds from line of credit	126,591	32,281
Outstanding checks in excess of cash	2,900	9,277
Principal payments on long-term debt	(13,178)	(15,234)
Proceeds from long-term debt	-	8,902
Principal payments on related party note	-	(489)
Deferred offering costs	-	(768)
Payments on acquisition payable	(226)	(486)
Net cash provided by financing activities	46,044	8,287
Net change in cash and restricted cash	(47,970)	(1,295)
Cash and restricted cash, beginning of period	123,679	1,751
Cash and restricted cash, end of period	$75,709	$456
Supplemental cash flow information
Cash paid during the period for:
Interest	$9,508	$9,230
Income taxes	$22	$25
Noncash investing and financing activities:
Contingent consideration in a business combination	$8,460	$-
Issuance of common stock in business combination	$10,521	$-
Accretion of redemption value of Series B redeemable cumulative stock	$-	$4,760
Accretion of redemption value of Series A redeemable stock	$-	$16,466
Offering costs	$-	$535

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

References to the "Company", "we," "our," "us," and similar pronouns in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 (this "Form 10-Q") refer to Vintage Wine Estates, Inc., a Nevada corporation, and its majority owned subsidiaries or controlled subsidiaries unless the context requires otherwise.

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

The COVID-19 pandemic ("COVID-19") continues to affect the U.S. and global economies. Restrictions imposed by federal, state, and local governments have disrupted and will continue to disrupt our business. While many of the restrictions have expired, some are continuing. We expect the COVID-19 pandemic to have a minimal impact on sales revenues, as we believe we are well-positioned to take advantage of increased direct-to-consumer sales platforms in lieu of in-person transactions.

In the opinion of management, all adjustments necessary for a fair presentation of the condensed consolidated financial statements have been included. Except as disclosed elsewhere in this Form 10-Q, all such adjustments are of a normal and recurring nature. In addition, financial results presented for this fiscal 2022 interim period are not necessarily indicative of the results that may be expected for the full fiscal year ending June 30, 2022 or any other future interim or annual period. These condensed consolidated financial statements are unaudited and accordingly, should be read in conjunction with the audited consolidated financial statements and related notes contained in our Annual Report on Form 10-K for the fiscal year ended June 30, 2021, filed with the SEC on October 13, 2021. The June 30, 2021 condensed consolidated balance sheet was derived from the audited consolidated financial statements as of that date.

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

Significant Accounting Policies

A description of the Company’s significant accounting policies is included in the audited financial statements within its Annual Report on Form 10-K for the fiscal year ended June 30, 2021. Except as noted below, there have been no material changes in the Company’s significant accounting policies during the nine months ended March 31, 2022.

Use of Estimates

The preparation of financial statements in accordance with GAAP requires us to make estimates and assumptions that affect the reported amounts in the condensed consolidated financial statements and accompanying notes. These estimates form the basis for judgments we make about the carrying values of assets and liabilities that are not readily apparent from other sources. We base our estimates and judgments on historical experience and on various other assumptions that we believe are reasonable under the circumstances. These estimates are based on management’s knowledge about current events and expectations about actions we may undertake in the future. Significant estimates include, but are not limited to depletion allowance, allowance for doubtful accounts, the net realizable value of inventory, expected future cash flows including growth rates, discount rates, and other assumptions and estimates used to evaluate the recoverability of long-lived assets, estimated fair values of intangible assets in acquisitions, intangible assets and goodwill for impairment, amortization methods and periods, amortization period of label and package design costs, the estimated fair value of long-term debt, the valuation of interest rate swaps, contingent consideration, common stock, stock-based compensation and accounting for income taxes. Actual results could differ materially from those estimates.

Reclassifications

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations. Specifically, we reclassified accrued trade commissions to other accrued expenses and reclassified custom production and other receivables to Wholesale trade accounts receivables.

Cash

Cash consists of deposits held at financial institutions.

Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheet that sums to the total of the same such amounts as shown in the condensed consolidated statement of cash flows:

(in thousands)	March 31, 2022	June 30, 2021
Cash and cash equivalents	$69,109	$118,879
Restricted cash	6,600	4,800
Total cash, cash equivalents and restricted cash as shown in the condensed consolidated statement of cash flows	$75,709	$123,679

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

Over Time —Certain long-term contracts in our Business-to-Business ("B2B") segment are for custom wine making services and include services such as fermentation, barrel aging, procurement of dry goods, bottling and cased goods. Additionally, we provide storage services for wine inventory of various customers.

We recognize revenue over time as the contract specific performance obligations are met.

Disaggregation of Revenue

The following tables summarizes revenue by geographic region:

	Three Months Ended March 31,		Nine Months Ended March 31,
(in thousands)	2022	2021	2022	2021
Geographic regions:
United States	$77,586	$45,929	$213,713	$159,830
Canada	500	644	1,812	1,997
Europe, Middle East, & Africa	180	55	821	261
Asia Pacific	488	157	1,325	1,211
Other	179	112	560	410
Total net revenue	$78,933	$46,897	$218,231	$163,709

The following table provides a disaggregation of revenue based on the pattern of revenue recognition:

	Three Months Ended March 31,		Nine Months Ended March 31,
(in thousands)	2022	2021	2022	2021
Point in time	$65,170	$38,285	$180,116	$137,328
Over a period of time	13,763	8,612	38,115	26,381
Total net revenue	$78,933	$46,897	$218,231	$163,709

Concentrations of Risk

Financial instruments that potentially expose us to significant concentrations of credit risk consist primarily of cash and trade accounts receivable. We maintain the majority of our cash balances at multiple financial institutions that management believes are of high-credit quality and financially stable. At times, we have cash deposited with major financial institutions in excess of the Federal Deposit Insurance Corporation ("FDIC") insurance limits. At March 31, 2022 and June 30, 2021, we had $65.8 million and $121.6 million respectively, in one major financial institution in excess of FDIC insurance limits. We sell the majority of our wine through U.S. distributors and the Direct-to-Consumer channel. Receivables arising from these sales are not collateralized. We attempt to limit our credit risk by performing ongoing credit evaluations of our customers and maintaining adequate allowances for potential credit losses.

The following table summarizes customer concentration:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2021	2022	2021
Revenue as a percent of total revenue
Customer A	15.6%	41.0%	18.3%	40.0%
Customer B	*	*	10.0%	12.0%
Customer C	*	*	10.1%	*
Customer D	*	*	*	*

The following table summarizes customer concentration:

	March 31, 2022	June 30, 2021
Receivables as a percent of total receivables
Customer A	44.3%	35.0%
Customer B	*	21.0%
Customer C	*	*
Customer D	11.5%	10.4%

* Customer revenue or receivables did not exceed 10% in the respective periods.

Revenues for sales from Customer A are included within the Wholesale and Business-to-Business reporting segments, Customer B are included within the Business-to-Business reporting segment and Customer C and Customer D are included within the Wholesale reporting segment.

Inventories

Inventories of bulk and bottled wines, spirits, and ciders and inventories of non-wine products and bottling and packaging supplies are valued at the lower of cost using the FIFO method or net realizable value. Costs associated with winemaking, and other costs associated with the manufacturing of products for resale, are recorded as inventory. Net realizable value is the value of an asset that can be realized upon the sale of the asset, less a reasonable estimate of the costs associated with either the eventual sale or the disposal of the asset in question. Inventories are classified as current assets in accordance with recognized industry practice, although most wines and spirits are aged for periods longer than one year.

Business Combinations

Business combinations are accounted for under Accounting Standards Codification (“ASC”) 805—Business Combinations, using the acquisition method of accounting under which all acquired tangible and identifiable intangible assets and assumed liabilities and applicable noncontrolling interests are recognized at fair value as of the respective acquisition date, while the costs associated with the acquisition of a business are expensed as incurred.

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

Stock-Based Compensation

Stock-based compensation provided to employees is recognized in the consolidated statement of operations based on the grant date fair value of the awards. The fair value of restricted stock units is determined by the grant date market price of our common shares. The fair value of stock options is determined on the grant date using a Monte Carlo simulation model. The determination of the grant date fair value of stock option awards granted is affected by a number of variables, including the fair value of the Company's common stock, the expected common stock price volatility over the life of the awards, the expected term of the stock option, risk-free interest rates and the expected dividend yield of the Company's common stock. Due to the Company's limited trading history since becoming a public company on June 7, 2021, the Company derived its volatility from the average historical stock volatilities of several peer public companies over a period equivalent to the expected term of the awards.

The compensation expense recognized for stock-based awards is net of estimated forfeitures and is recognized ratably over the service period of the awards. All income tax effects of stock-based awards are recognized in the consolidated statements of operations as awards vest or are settled. We classify stock-based compensation expense in selling, general and administrative ("SG&A") expenses in the consolidated statement of operations.

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

Redeemable Series A and Series B Stock

Prior to the Merger, Legacy VWE had Series A and B stock outstanding. All of the Series B stock and the majority of the Series A stock was classified as temporary equity due to the shares being redeemable at the option of the holder. The carrying value of the redeemable Series A stock and redeemable Series B stock was being accreted to its respective redemption values, using the effective interest method, from the date of issuance to the earliest date the holders could demand redemption. Accretion of redeemable Series B stock included the accretion of dividends and issuance costs. Increases to the carrying value of redeemable Series A stock and redeemable Series B stock were charged to retained earnings or, in its absence, to additional paid-in-capital. Upon any repurchase of redeemable stock, the excess consideration paid over the carrying value at the time of repurchase is accounted for as a deemed dividend to the stockholders.

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

Earnout Shares

The VWE Legacy shareholders are entitled to receive up to an additional 5,726,864 shares of the Company’s common stock (the “Earnout Shares”) if at any point during the Earnout Period, from June 7, 2021 to June 7, 2023, the Company's closing share price on the Nasdaq on 20 trading days out of 30 consecutive trading days:

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

No Earnout Shares were issued as of March 31, 2022.

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

Inventory was comprised of finished goods, bulk and raw materials. The fair value of finished goods inventory and bulk inventory was derived using projected cost of goods sold as a percentage of net revenues. Raw materials inventory was valued at its book value.

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

The trademarks fair value was derived using the RFR. Key assumptions in valuing trademarks included (i) a royalty rate of 3.0% and (ii) discount rate of 13.0%.

Customer relationships fair value was derived using the MPEEM, utilizing a discount rate of 13.5%, and Cost Approach. Customer relationships were weighted; 90.0% using the MPEEM model and 10.0% using the Cost Approach.

Transaction costs incurred in the acquisition were insignificant.

Meier's

On January 18, 2022, the Company acquired 100% of the capital stock in Meier's Wine Cellars, Inc., DBA Meier's Beverage Group, an Ohio company ("Meier's"). Meier's is a wholesale and business-to-business company that specializes in custom blending, contract storage, contract manufacturing, and private labeling for wine, beer, and spirits. Over the years, Meier's continued extending their winemaking skills by producing table wines, sparkling wines, dessert wines, vermouths and carbonated grape juice.

The purchase price totaling $25.0 million was comprised of cash of $12.5 million and 1,229,443 shares of common stock with a value of $12.5 million.

The terms of the acquisition also provide for the possibility of additional contingent consideration of up to $10.0 million based on Meier's exceeding current EBITDA levels over each of the next three years.

The preliminary allocation of the consideration for the net assets acquired from the acquisition of Meier's were as follows:

(in thousands)
Sources of financing
Cash	$12,500
Shares of common stock	10,521
Contingent consideration	4,900
Settlement of pre-existing relationship	(125)
Fair value of consideration	27,796

Assets acquired:
Accounts receivable	3,669
Fixed assets	11,358
Inventory	4,280
Other assets	356
Trademarks	600
Customer relationships	5,600
Accounts payable and accrued expenses	(2,682)
Deferred tax liability	(5,359)
Total identifiable assets acquired	17,822

Goodwill	$9,974

The number of shares of common stock were valued based on the Closing Date share price, resulting in a fair value of $12.0 million, less a discount of $1.5 million due to lack of marketability for shares of common stock, resulting in the shares of common stock valued at $10.5 million.

The contingent consideration was fair valued using the Monte Carlo simulation model, resulting in fair value earnout payments of $4.9 million.

The Company valued the fair value of accounts receivable, other assets, accounts payable and accrued expenses and fixed assets at the acquisition date.

Inventory was comprised of finished goods, work in process and raw materials. The fair value of finished goods inventory and work in process inventory was derived using projected cost of goods sold as a percentage of net revenues. Raw materials inventory was valued at its book value.

The trade names and trademarks fair value was derived using the RFR. Key assumptions in valuing trade names and trademarks included (i) a royalty rate of 1.1% and (ii) discount rate of 26.0%.

Customer relationships fair value was derived using the MPEEM, utilizing a discount rate of 27.0%. Customer relationships were weighted 100.0% using the MPEEM model.

Transaction costs incurred in the acquisition were insignificant.

The allocations of the fair value of the acquired businesses were based on preliminary valuations of the estimated net fair value of the assets acquired. The fair value estimates are subject to adjustment during the measurement period (up to one year from the acquisition date). The primary areas of accounting for the acquisitions that are not yet finalized relate to the fair value of certain intangible assets acquired and residual goodwill. Goodwill created in the acquisitions were structured as stock sales and therefore, is non tax deductible and non amortizable. The fair values of the net assets acquired are based on management’s estimates and assumptions, as well as other information compiled by management, including valuations that utilize customary valuation procedures and techniques. While we believe that such preliminary estimates provide a reasonable basis for estimating the fair value of assets acquired, we will evaluate any necessary information prior to finalization of the fair value. During the measurement period, we will adjust preliminary valuations assigned to assets and liabilities if new information is obtained about facts and circumstances that existed as of the acquisition date, if any, that, if known, would have resulted in revised values for these items as of that date. The net working capital adjustments related to the acquisitions are estimated as of the closing date and will be adjusted based on that estimate. Net working capital adjustments of $5.3 million are recorded in other assets on the condensed consolidated balance sheet. The impact of all changes, if any, that do not qualify as measurement period adjustments will be included in current period earnings.

Pro-forma Consolidated Financial Information (Unaudited)

The results of operations for the acquisitions and the estimated fair values of the assets acquired have been included in the Company’s consolidated financial statements since its respective date of acquisition. For the period ended March 31, 2022, and since the date of its acquisition, the acquisitions contributed approximately $18.4 million to the Company’s revenues and increased net income by approximately $0.7 million.

The unaudited pro forma financial information in the table below summarizes the combined results of the Company’s operations and those of Vinesse, ACE Cider and Meier's for the periods shown as if the acquisitions had occurred on July 1, 2020. The pro forma financial information includes the business combination accounting effects of the acquisitions, including amortization charges from acquired intangible assets. The pro forma financial information presented below is for informational purposes only, and is subject to a number of estimates, assumptions and other uncertainties.

	Three Months Ended		Nine Months Ended
(in thousands)	2022	2021	2022	2021
Total pro forma revenues	$78,933	$59,057	$241,381	$204,102
Pro forma net income (loss)	$2,707	$2,303	$14,916	$21,174

Other Acquisitions

On February 14, 2022, the Company purchased certain intellectual property pertaining or related to a canned cannabis beverage brand. The Company purchased the intellectual property at a purchase price of $0.3 million. The value of the assets acquired were based on the estimated fair value and are subject to adjustment during the measurement period (up to one year from the acquisition date). An executive officer of the Company has a related party relationship and serves as a member of the board of directors.

4. Inventory

Inventory consists of the following:

(in thousands)	March 31, 2022	June 30, 2021
Bulk wine, spirits and cider	$109,408	$119,333
Bottled wine, spirits and cider	89,808	90,083
Bottling and packaging supplies	20,526	10,482
Nonwine inventory	1,522	1,247
Total inventories	$221,264	$221,145

For the three months ended March 31, 2022 and 2021, respectively, the Company recognized no impairment of inventory. For the nine months ended March 31, 2022 and 2021, respectively, the Company recognized impairment of inventory of zero and $3.3 million.

5. Property, Plant and Equipment

Property, plant and equipment consists of the following:

(in thousands)	March 31, 2022	June 30, 2021
Buildings and improvements	$140,241	$129,288
Land	36,215	33,734
Machinery and equipment	74,677	58,227
Cooperage	11,804	10,551
Vineyards	21,174	21,364
Furniture and fixtures	1,581	1,343
	285,692	254,507
Less accumulated depreciation and amortization	(64,591)	(52,791)
	221,101	201,716
Construction in progress	13,040	11,957
	$234,141	$213,673

Depreciation and amortization expense related to property and equipment was $6.0 million and $2.7 million for the three months ended March 31, 2022 and 2021, respectively and $14.1 million and $8.1 million for the nine months ended March 31, 2022 and 2021, respectively.

6. Goodwill and Intangible Assets

Goodwill

The following table summarizes the changes in the carrying amount of goodwill by segment:

(in thousands)	Wholesale	Direct-to-Consumer	Business-to-Business	Total
Balance at June 30, 2021	$88,808	$20,342	$745	$109,895
Goodwill acquired in Vinesse business combination		$10,800		$10,800
Goodwill acquired in ACE Cider business acquisition	27,516		-	27,516
Goodwill acquired in Meier's business acquisition			9,974	9,974
Balance at March 31, 2022	$116,324	$31,142	$10,719	$158,185

Intangible Assets

The following tables summarize other intangible assets by class:

	March 31, 2022
(in thousands)	Gross Intangible	Accumulated Amortization	Net Intangible	Weighted Average Remaining Amortization Period (in years)
Indefinite-life intangibles
Trade names and trademarks	$29,829	$-	$29,829	N/A
Winery use permits	6,750	-	6,750	N/A
Total Indefinite-life intangibles	36,579	-	36,579

Definite-life intangibles
Customer and Sommelier relationships	29,900	(3,320)	26,580	4.7
Trade names and trademarks	1,800	(150)	1,650	3.8
Total definite-life intangibles	31,700	(3,470)	28,230
Total other intangible assets	$68,279	$(3,470)	$64,809

	June 30, 2021
(in thousands)	Gross Intangible	Accumulated Amortization	Net Intangible	Weighted Average Remaining Amortization Period (in years)
Indefinite-life intangibles
Trade names and trademarks	$23,229	$-	$23,229	N/A
Winery use permits	6,750	-	6,750	N/A
Total Indefinite-life intangibles	29,979	-	29,979

Definite-life intangibles
Customer and Sommelier relationships	6,300	(200)	6,100	4.7
Total definite-life intangibles	6,300	(200)	6,100
Total other intangible assets	$36,279	$(200)	$36,079

Amortization expense of definite-life intangibles was $1.7 million and $25.0 thousand for the three months ended March 31, 2022 and 2021, respectively and $3.3 million and $75.0 thousand for the nine months ended March 31, 2022 and 2021, respectively.

As of March 31, 2022, estimated future amortization expense for definite-lived assets is as follows:

2022 remaining	$1,659
2023	6,637
2024	6,626
2025	5,106
Thereafter	8,202
Total estimated amortization expense	$28,230

7. Accrued Liabilities
The major classes of accrued liabilities are summarized as follows:

(in thousands)	March 31, 2022	June 30, 2021
Accrued purchases	$11,616	$10,790
Accrued employee compensation	3,921	3,981
Other accrued expenses	7,271	6,754
Accrued interest expense	1,133	202
Contingent consideration	4,471	2,151
Unearned Income	418	1,200
Captive insurance liabilities	1,630	-
Total Accrued liabilities and other payables	$30,460	$25,078

8. Long-Term and Other Short-Term Obligations

The following table summarizes long-term and other short-term obligations:

(in thousands)	March 31, 2022	June 30, 2021
Note to a bank with interest at LIBOR (1.76%) at Mach 31, 2022 plus 1.75%; payable in quarterly installments of $1,180 principal with applicable interest; matures in September 2026; secured by specific assets of the Company. Loan amended April 2021. Quarterly payments of $1,066 reduced from $1,180 starting June 2021. Revised maturity date July 2026.	77,858	81,055

Capital expenditures borrowings payable at LIBOR plus 1.75%, payable in quarterly installments of $1,077, rolled into capital expenditures payable at Alternate Base Rate (ABR) (3.25% at June 30, 2021) plus 0.75%. At July 26,2021 Bank of the West converted capital expenditures payable back to Libor (0.50%) plus 1.75% to align with Company Swaps with draw expiring July, 2026.	41,853	45,084

Note to a bank with interest fixed at 3.6%, payable in monthly installments of $60 principal with applicable interest; matures in April 2023.	768	1,227

Note to a bank with interest fixed at 2.75%, payable in monthly installments of $61 principal with applicable interest; matures in March 2024.	1,419	1,876

Delayed Draw Term Loan ("DDTL") with interest at LIBOR (2.32%) at March 2022 plus 1.75%, payable in quarterly installments of $1,260. Matures in July 2024.	67,142	29,250

DDTL with ABR (4.00% at December 2021). Matures in July 2024. Interest only through draw period. Repaid in fiscal 2022.	-	37,892

Short term unsecured promissory note; principal and interest payable upon maturity with interest at the prime rate plus 1.00%; matured and paid April 2022.	2,917	2,917

Short term unsecured promissory note; principal and interest payable upon maturity with interest at the prime rate plus 1.00%; matured and paid April 2022.	2,917	2,917

Short term unsecured promissory note; principal and interest payable upon maturity with interest at 1.06%; matured December 31, 2021 and paid January 3, 2022.	-	5,834
	194,874	208,052
Less current maturities	(21,200)	(22,964)
Less unamortized deferred financing costs	(1,350)	(1,547)
	$172,324	$183,541

Maturities of Long-Term and Other Short-Term Borrowings

As of March 31, 2022, maturities of long-term and other short-term borrowings for succeeding years are as follows:

(in thousands)
Remaining 2022	$9,585
2023	14,909
2024	14,152
2025	64,372
2026	8,571
2027	83,285
$194,874

Line of Credit

In April 2021, we entered into an amended and restated loan and security agreement to increase the credit facility from an aggregate $350.0 million to $480.0 million consisting of an accounts receivable and inventory revolving facility up to $230.0 million, a term loan in a principal amount of up to $100.0 million, a capital expenditures facility in an aggregate principal of up to $50.0 million, and a delay draw term loan facility up to an aggregate of $100.0 million which was limited to an aggregate of $50.0 million. The effective interest rate under the revolving facility was 3.1% and 2.7% as of March 31, 2022 and 2021, respectively. The Company had $77.1 million and $125.0 million available under the line of credit as of March 31, 2022 and June 30, 2021, respectively.

Amortization of deferred loan costs related to the line of credit was $33.0 thousand and $111.8 thousand for the three months ended March 31, 2022 and 2021, respectively and $99.0 thousand and $335.7 thousand for the nine months ended March 31, 2022 and 2021, respectively.

The Company was in compliance with its line of credit covenants as of March 31, 2022.

9. Fair Value Measurements

The following tables present assets and liabilities measured at fair value on a recurring basis:

	March 31, 2022
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$51,576	$-	$-	$51,576
Total	$51,576	$-	$-	$51,576

Liabilities:
Contingent consideration liabilities (1)	$-	$-	$12,205	$12,205
Interest rate swaps (2)	-	5,225	-	5,225
Total	$-	$5,225	$12,205	$17,430

	June 30, 2021
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$6,525	$-	$-	$6,525
Total	$6,525	$-	$-	$6,525

Liabilities:
Contingent consideration liabilities (1)	$-	$-	$4,631	$4,631
Interest rate swaps (2)	-	13,807	-	13,807
Total	$-	$13,807	$4,631	$18,438

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

The following table provides a reconciliation of liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

(in thousands)	Contingent Consideration
Balance at June 30, 2021	$4,631
Acquisitions	7,800
Payments	(226)
Balance at March 31, 2022	12,205
Less: current portion	(4,471)
Long term portion	$7,734

The current and long-term portion of contingent consideration is included within the accrued liabilities and other payables and other long-term liabilities, respectively, in the condensed consolidated balance sheets.

10. Redeemable Stock and Redeemable Noncontrolling Interest

Series A Redeemable Stock

The Company did not have Series A Redeemable stock for the three months ended and nine months ended March 31, 2022.

January 2018 Tamarack Cellars Series A Redeemable Stock

The amount accreted as deemed dividends for the Series A shares were $1.2 million for the three and nine months ended March 31, 2021.

April 2018 Series A Redeemable Stock

The amounts accreted as deemed dividends for the Series A shares were $3.9 million and $2.0 million for the three and nine months ended March 31, 2021, respectively.

July 2018 Issuance of Series A Redeemable Stock

The amounts accreted as deemed dividends for the Series A shares were $3.3 million for the three and nine months ended March 31, 2021.

Series B Redeemable Stock

The Company did not have Series B Redeemable stock for the three months ended and nine months ended March 31, 2022.

April 2018 Series B Redeemable Cumulative Series Stock

The amounts accreted as deemed dividends for the Series B stock were $1.4 million and $4.8 million for the three and nine months ended March 31, 2021, respectively.

The redemption amount of the Series B redeemable stock was $47.5 million at March 31, 2021.

Total unpaid cumulative dividends on the Series B redeemable stock as of March 31, 2021 approximated $5.0 million.

11. Stockholders' Equity

Common Stock

We had reserved shares of stock, on an as-if converted basis, for issuance as follows:

	March 31, 2022	June 30, 2021
Warrants	26,000,000	26,000,000
Earnout shares	5,726,864	5,726,864
Total	31,726,864	31,726,864

2021 Stock Incentive Plan

Effective June 7, 2021, the Company adopted the 2021 Omnibus Incentive Plan (as amended, “the 2021 Plan”). The 2021 Plan provides for the issuance of stock options, stock appreciation rights, performance shares, performance units, stock, restricted stock, restricted stock units and cash incentive awards. The 2021 Plan was approved by shareholders at the Annual Meeting of Shareholders on February 2, 2022.

The following table provides total share-based compensation expense by award type:

	Three Months Ended		Nine Months Ended
(in thousands)	March 31, 2022	March 31, 2021	March 31, 2022	March 31, 2021
Stock option awards	$828	$-	$828	$-
Restricted stock units	1,115	-	1,115	-
Total share-based compensation	$1,943	$-	$1,943	$-

Stock-based compensation expense is included as a component of selling, general and administrative expenses in the condensed consolidated statement of operations.

Stock Options

Stock options granted under the 2021 Plan are subject to market conditions. The stock options are exercisable for ten years and only become exercisable if the volume-weighted average price per share of our common stock is at least $12.50 over a 30-day consecutive trading period following the grant date. The fair value of the stock options was estimated using a Monte Carlo simulation valuation model.

The following table presents a summary of stock option activity under the 2021 Plan:

	Stock Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value
Outstanding at June 30, 2021	-	-	-
Granted	2,675,651	10.50	-
Exercised	-	-	-
Canceled and forfeited	(25,600)	10.50	-
Outstanding at March 31, 2022	2,650,051	10.50	-

Total unrecognized compensation expense related to the stock options was $7.1 million, which is expected to be recognized over a weighted-average period of 3.3 years. No stock options were vested and exercisable as of March 31, 2022.

For the period ended March 31, 2022, the weighted-average grant date fair value was $3.27. The fair value of the options was estimated at the grant date using the Monte Carlo Simulation model with the following assumptions: weighted average risk free rate 1.8%; weighted average expected term 5.5 years; weighted average expected volatility 40%; and no expected dividend yield.

Restricted Stock Units

Restricted stock units are subject only to service conditions and vest ratably over four years.

The following table presents a summary of restricted stock units activity for the periods presented:

	Restricted Stock Units	Weighted-Average Grant Date Fair Value
Outstanding at June 30, 2021	-	-
Granted	1,398,526	8.22
Issued	-	-
Canceled and forfeited	-	-
Outstanding at March 31, 2022	1,398,526	8.22

Total unrecognized compensation expense related to the restricted stock units was $9.4 million, which is expected to be recognized over a weighted-average period of 3.3 years. No restricted stock units vested as of March 31, 2022.

Stock and Warrant Repurchase Plan

On March 8, 2022, the Company's board of directors approved a repurchase plan authorizing the Company to purchase up to $30.0 million in aggregate value of our common stock and/or warrants through September 8, 2022. Purchases under the repurchase program may be made on the open market, in privately negotiated transactions or in other manners as permitted by the federal securities laws and other legal and contractual requirements and are expected to comply with Rule 10b-18 under the Securities Exchange Act of 1934, as amended. The timing and amount of any repurchases will depend on a number of factors, including price, trading volume, general market conditions and legal requirements, among others. The repurchase program does not require the Company to acquire a specific number of shares or warrants. The cost of the shares and warrants that are repurchased will be funded from available working capital.

For accounting purposes, common stock repurchased under our stock repurchase plan is recorded based upon the settlement date of the applicable trade. Such repurchased shares are held in treasury and are presented using the cost method. During the three months ended March 31, 2022 the Company repurchased 313,539 shares of common stock that are held in treasury. These shares are considered issued but not outstanding. The total cost of the shares repurchased was $2.8 million.

The table below summarizes the changes in treasury stock:

	Three Months Ended	Nine Months Ended
	March 31, 2022	March 31, 2021
Treasury stock:
Balance at December 31, 2021	-	-
Repurchases of common stock	313,539	313,539
Balance at March 31, 2022	313,539	313,539

12. Income Taxes

The increase in our effective tax rate for the nine months ended March 31, 2022 was primarily due to changes in permanent items, which primarily consist of the Research and Development ("R&D") Tax Credits, as compared to the nine months ended March 31, 2021.

The decrease in our effective tax rate for the three months ended March 31, 2022 was primarily due to changes in pre-tax income and permanent items, which primarily consist of the Research and Development ("R&D") Tax Credits, as compared to the three months ended March 31, 2021.

For the nine months and three months ended March 31, 2022, our effective tax rate differs from the federal statutory rate of 21% primarily due to state taxes. For the nine months and three months ended March 31, 2021, our effective tax rate differs from the federal statutory rate of 21% primarily due to permanent items, which primarily consist of the R&D Tax Credit.

The provisional measurements of fair value for income taxes payable and deferred taxes for the acquisitions of Vinesse, ACE Cider, and Meier may be subject to change as additional information is received and certain tax returns are finalized. The Company expects to finalize the fair value measurements as soon as practicable, but not later than one year from the date of acquisition.

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

Lease Agreements

We have lease agreements for certain winery facilities vineyards, corporate and administrative offices, tasting rooms, and equipment under long-term non-cancelable operating leases. The lease agreements have initial terms of two to 15 years, with two leases having multiple five-year or 10-year renewal terms and other leases having no or up to five-year renewal terms. The lease agreements expire ranging from March 31, 2022 through November 2031. Beginning fiscal 2022, we no longer have related party lease agreements.

The minimum annual payments under our lease agreements are as follows:

(in thousands)	Total
Remaining 2022	$1,978
2023	6,453
2024	6,551
2025	6,252
2026	5,834
2027 and thereafter	17,610
$44,678

Total rent expense, including amounts to related parties, was $2.9 million and $2.2 million for the three months ended March 31, 2022 and 2021, respectively and $1.3 million and $5.7 million for the nine months ended March 31, 2022 and 2021, respectively.

Other Commitments

Contracts exist with various growers and certain wineries to supply a significant portion of our future grape and wine requirements. Contract amounts are subject to change based upon actual vineyard yields, grape quality and changes in grape prices. Estimated future minimum grape and bulk wine purchase commitments are as follows:

(in thousands)	Total
Remaining 2022	$21,015
2023	13,594
2024	6,301
2025	3,553
2026	353
$44,816

Grape and bulk wine purchases under contracts totaled $9.2 million and $11.5 million and $30.4 and $30.4 million for the three and nine months ended March 31, 2022 and 2021, respectively. The Company expects to fulfill all of these purchase commitments.

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

We report our segments as follows:

Wholesale Segment—We sell our wine to wholesale distributors under purchase orders. Wholesale operations generate revenue from product sold to distributors, who then sell it to off-premise retail locations such as grocery stores, wine clubs, specialty and multi-national retail chains, as well as on-premise locations such as restaurants and bars.

Direct-to-Consumer Segment—We sell our wine and other merchandise directly to consumers through wine club memberships, at wineries’ tasting rooms, at Sommelier wine tasting events, and through the Internet. Winery estates hold various public and private events for customers and our wine club members. The certified Sommeliers provide guided tasting experiences customized for each audience through virtual and in-person events globally.

Business-to-Business Segment—Our Business-to-Business sales channel generates revenue primarily from the sale of private label wines and custom winemaking services. Annually, we work with our national retail partners to develop private label wines incremental to their wholesale channel businesses. Additionally, we provide custom winemaking services.

Corporate and Other Segment—Our Corporate and Other segment generates revenues from grape and bulk sales and storage services. Other, non-allocable expenses include corporate expenses, non-direct selling expenses and other expenses not specific to an identified reporting segment.

The following tables present net revenues and income from operations directly attributable to the Company's segments:

	Three Months Ended March 31, 2022
(in thousands)	Wholesale	Direct-to-Consumer	Business-to-Business	Corporate and Other	Total
Segment Results
Net revenues	$24,549	$19,595	$33,657	$1,132	$78,933
Income (loss) from operations	$3,270	$916	$10,457	$(13,759)	$884

	Three Months Ended March 31, 2021
(in thousands)	Wholesale	Direct-to-Consumer	Business-to-Business	Corporate and Other	Total
Segment Results
Net revenues	$21,092	$14,675	$11,026	$104	$46,897
Income (loss) from operations	$6,138	$1,986	$3,391	$(11,331)	$184

	Nine Months Ended March 31, 2022
(in thousands)	Wholesale	Direct-to-Consumer	Business-to-Business	Corporate and Other	Total
Segment Results
Net revenues	$62,923	$69,316	$83,349	$2,643	$218,231
Income (loss) from operations	$12,654	$14,834	$26,274	$(34,014)	$19,748

	Nine Months Ended March 31, 2021
(in thousands)	Wholesale	Direct-to-Consumer	Business-to-Business	Corporate and Other	Total
Segment Results
Net revenues	$55,399	$48,650	$57,704	$1,956	$163,709
Income (loss) from operations	$14,760	$9,997	$18,052	$(22,751)	$20,058

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

Depreciation expense recognized for assets included in the Direct-to-Consumer reporting segment was $0.3 million and $0.4 million for the three months ended March 31, 2022 and 2021, respectively and $0.8 million and $1.1 million for the nine months ended March 31, 2022 and 2021, respectively. Amortization expense included in the Direct-to-Consumer reporting segment was $0.6 million and $25.0 thousand for the three months ended March 31, 2022 and 2021 respectively and $2.0 million and $75.0 thousand for the nine months ended March 31, 2022 and 2021, respectively. All of the Company’s long-lived assets are located within the United States.

15. Earnings Per Share

The following table reconciles the number of common shares used to compute basic and diluted earnings per share attributable to Vintage Wine Estates, Inc., shareholders:

	Three Months Ended March 31,		Nine Months Ended March 31,
(in thousands, except for per share amounts)	2022	2021	2022	2021
Net income	$2,707	$626	$14,038	$15,263
Less: Series B dividends and accretion	-	1,446	-	4,760
Less: (loss) income allocable to noncontrolling interest	(73)	53	(138)	343
Net income (loss) allocable to common shareholders	$2,780	$(873)	$14,176	$10,160

Numerator – Basic EPS
Net income (loss) allocable to common shareholders	$2,780	$(873)	$14,176	$10,160
Less: net income allocated to participating securities (Series B)	-	-	-	1,752
Net income (loss) allocated to common shareholders	$2,780	$(873)	$14,176	$8,408

Numerator – Diluted EPS
Net income (loss) allocated to common shareholders	$2,780	$(873)	$14,176	$8,408
Add: net income attributable to convertible debt	-	-	-	147
Reallocation of income under the two-class method	-	-	-	44
Net income (loss) allocated to common shareholders	$2,780	$(873)	$14,176	$8,599

Denominator – Basic Common Shares
Weighted average common shares outstanding - Basic	61,410	21,921	60,773	21,921
Denominator – Diluted Common Shares
Effect of dilutive securities:
Stock options	-	-	-	406
Convertible debt	-	-	-	2,237
Weighted average common shares - Diluted	61,410	21,921	60,773	24,564

Net income (loss) per share – basic:
Common Shares	$0.05	$(0.04)	$0.23	$0.38
Net income (loss) per share – diluted:
Common Shares	$0.05	$(0.04)	$0.23	$0.35

The following securities have been excluded from the calculations of diluted earnings per share attributable to common shareholders because including them would have been antidilutive:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2021	2022	2021
Shares subject to warrants to purchase common stock	26,000,000	-	26,000,000	-
Shares subject to options to purchase common stock	2,650,051	816,868	2,650,051	277,700
Total	28,650,051	816,868	28,650,051	277,700

16. Related Party Transactions

The Company did not have any related party receivables or related party liabilities as of March 31, 2022 and June 30, 2021.

The components of related party revenues and expenses are as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	March 31, 2022	March 31, 2021	March 31, 2022	March 31, 2021

Revenues:
Warehousing and fulfillment services	$-	$166	$-	$715
Storage and bottling of alcoholic beverages	-	29	-	50
Management fees	-	115	-	388
Marketing and distribution	-	1,625	-	1,625

Expenses:
Concourse Warehouse lease	-	-	-	241
Swanson lease	-	163	-	516
Z.R. Waverly lease	-	-	-	66

Warehousing and Fulfillment Services — Revenues from related parties for warehousing and fulfillment services for the three months ended March 31, 2022 and 2021 were zero and $166.3 thousand, respectively. Revenues from related parties for warehousing and fulfillment services for the nine months ended March 31, 2022 and 2021 were zero and $715.4 thousand, respectively. We did not have any accounts receivable from revenues with related parties for warehousing and fulfillment services at March 31, 2022 and June 30, 2021.

Storage and Bottling of Alcoholic Beverages — We have entered into a number of transactions with a related party covering services related to the storage and bottling of alcoholic beverages. We made payments of zero and $28.9 thousand for the three months ended March 31, 2022 and 2021, respectively and payments of zero and $49.6 thousand for the nine months ended March 31, 2022 and 2021, respectively, to the related party.

Management Fees — Prior to July 1, 2021, we provided management, billing and collection services to a related party under a management fee arrangement. For the three months ended March 31, 2022 and 2021, we charged this related party management fees of zero and $114.5 thousand, respectively, for these services. For the nine months ended March 31, 2022 and 2021, we charged this related party management fees of zero and $388.1 thousand, respectively, for these services. We did not owe the related party for amounts collected on the related party's behalf at March 31, 2022 and June 30, 2021.

Marketing and Distribution — On December 31, 2020, the Company entered into a marketing and distribution arrangement with a related party, Kunde. Under the agreement, the related party paid the Company a commission for certain distribution sales. The Company recognized zero and $1.6 million in revenue from the arrangement in the three and nine months ended March 31, 2021 and 2020, respectively.

The Company is engaged in various operating lease arrangements with related parties.

Concourse Warehouse Lease — We lease 15,000 square feet (“sq. ft.”) of office space and 80,000 sq. ft. of warehouse space. We account for this lease as an operating lease. We recognized rent expense paid to Concourse of zero for the three months ended March 31, 2021 and $241.3 thousand for the nine months ended March 31, 2021 related to this lease agreement. Prior to September 2020, the facility was owned by and leased from Concourse LLC, a related party real estate leasing entity that was wholly owned by a shareholder. We have no ownership in Concourse. In September 2020, an independent party purchased the facility from Concourse, LLC and assumed the lease.

Swanson Lease — We leased a property with production space and a tasting room under an operating lease with an entity that is wholly owned by a shareholder. We recognized rent expense of approximately $163.6 thousand for the three months ended March 31, 2021 and $516.6 thousand for the nine months ended March 31, 2021, related to this lease agreement.

Z.R. Waverly Lease — We leased tasting room space under an operating lease with an entity that is wholly owned by a shareholder. We recognized rent expense of zero for the three months ended March 31, 2021 and $65.8 thousand for the nine months ended March 31, 2021, related to this lease agreement. In December 2020, we purchased the Z.R. Waverly leased facility in California from the shareholder for $1.5 million.

Immediate Family Member and Other Business Arrangements — We provide at will employment to several family members of officers or directors who provide various sales, marketing and administrative services to us. Payroll and other expenses to these related parties was approximately $90.1 thousand and $69.1 thousand for the three months ended March 31, 2022 and 2021, respectively and $286.5 thousand and $249.9 thousand for the nine months ended March 31, 2022 and 2021, respectively.

We pay for sponsorship and marketing services and point of sale marketing materials to unincorporated businesses that are managed by immediate family members of a Company executive officer. For the three months ended March 31, 2022 and 2021, payments related to sponsorship and marketing services totaled $87.0 thousand and $87.5 thousand, respectively. For the nine months ended March 31, 2022 and 2021, payments related to sponsorship and marketing services totaled $279.0 thousand and $225.0 thousand, respectively.

Gem + Jane Asset Acquisition — On February 14, 2022, the Company purchased certain intellectual property pertaining or related to a canned cannabis beverage brand from CannaCraft, Inc. The asset acquisition was a related party transaction. Terry Wheatley, President of VWE, is a member of the board of directors of CannaCraft, Inc., having the authority to establish policies and make decisions. Although members of the board of directors are typically independent from management, members of the board of directors would be considered management based on the definition of management in ASC 850, Related Party Disclosures.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion summarizes the significant factors affecting the consolidated operating results, financial condition, liquidity and cash flows of our Company as of and for the periods presented. The following discussion and analysis should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended June 30, 2021 (our "Annual Report") and the unaudited condensed consolidated financial statements and the accompanying notes thereto included herein. Unless the context otherwise requires, references in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to “we”, “us”, “our” and “the Company” are intended to mean the business and operations of Vintage Wine Estates, Inc., a Nevada corporation and its consolidated subsidiaries.

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

Trends and Other Factors Affecting Our Business

Various trends and other factors affect or have affected our operating results, including:

COVID-19 Pandemic

The COVID-19 pandemic ("COVID-19") continues to disrupt the U.S. and global economies. While many measures implemented by governments in an effort to slow the spread of COVID-19 have been lifted or eased, some are continuing. We cannot estimate with any certainty the length or severity of the COVID-19 pandemic or the related financial consequences on our business and operations, including whether and when historic economic and operating conditions will resume or the extent to which the disruption may impact our business, financial position, results of operations or cash flows.

Invasion of Ukraine

Russia's invasion of Ukraine has not had a direct impact on the Company. The Company does not have assets, operations or human capital resources located in Russia or Ukraine, does not invest or hold securities that trade in those areas and does not rely on goods or services sourced in Russia or Ukraine. However, the Company receives its capsules for wine bottles from a supplier in Italy, who has plants located in Ukraine, Italy and Poland. While the Company has not been impacted directly by supply chain disruptions as a result of the invasion, including potential cybersecurity risks and other indirect operational or supply chain challenges, the competition has increased from suppliers due to the closing of the plant in Ukraine.

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

Gross Profit

Gross profit is equal to net revenues less cost of sales. Cost of sales includes the direct cost of manufacturing, including direct materials, labor and related overhead, and physical inventory adjustments, as well as inbound and outbound freight and import duties.

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

Income from Operations

Income from operations is gross profit less selling, general and administrative expenses; acquisition and restructuring related expenses or income and amortization of intangible assets. Income from operations excludes interest expense, income tax expense, and other expenses, net. We use income from operations as well as other indicators as a measure of the profitability of our business.

Case Volumes

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

The following tables summarize 9-liter equivalent cases by segment:

	Three Months Ended March 31,
(in thousands)	2022	2021	Unit Change	% Change
Wholesale	357	318	39	12.3%
B2B	113	85	28	32.9%
DTC	87	52	35	67.3%
Total case volume	557	455	102	22.4%

Case volumes were up 22.4% for the three months ended March 31, 2022, driven by increased shipments in all segments, from the three months ended March 31, 2021. Wholesale increased 12.3% due to increased volumes associated with the acquisition of ACE Cider, partially offset by reduced off premise shipments from our core brands. B2B volumes increased 32.9% related primarily to increased customer projects. DTC volumes increased 67.3% due to increased wine club and tasting room transactions coupled with shipments related to the acquisition of Vinesse.

Case Volume	Nine Months Ended March 31,
(in thousands)	2022	2021	Unit Change	% Change
Wholesale	1,072	782	290	37.1%
B2B	452	437	15	3.4%
DTC	307	240	67	27.9%
Total case volume	1,831	1,459	372	25.5%

Case volumes were up 25.5% for the nine months ended March 31, 2022, driven by increased volumes in the Wholesale and DTC segments from the nine months ended March 31, 2021. Wholesale volumes increased 37.1% due to shipments of high volume core brands as well as the acquisition of ACE Cider partially offset by the discontinuation of certain brands. B2B volumes remained stable with an increase of 3.4% for the nine months ended March 31, 2022. DTC volumes increased 27.9% for the nine months ended March 31, 2022 driven by increased tasting room and wine club activity, special programming through a large e-commerce company and the acquisition of Vinesse.

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

Adjusted EBITDA is defined as earnings (loss) before interest, income taxes, depreciation and amortization, stock-based compensation expense, casualty losses or gains, impairment losses, changes in the fair value of derivatives, restructuring related income or expenses, acquisition and integration costs, and certain non-cash, non-recurring, or other items included in net income (loss) that we do not consider indicative of our ongoing operating performance, including COVID related adjustments. COVID related adjustments relate to the delayed GAZE brand launch and nonrecurring costs of implementing safety protocols for production facilities, warehouse, tasting rooms and offices. Adjusted EBITDA Margin is defined as Adjusted EBITDA divided by net revenues.

The following is a reconciliation of net income to Adjusted EBITDA for the periods presented:

	Three Months Ended		Nine Months Ended
(in thousands)	March 31, 2022	March 31, 2021	March 31, 2022	March 31, 2021
Net income	$2,707	$626	$14,038	$15,263
Interest expense	3,729	3,842	10,825	9,173
Income tax provision	958	1,633	5,412	4,517
Depreciation and amortization	8,122	2,439	18,033	7,982
Stock-based compensation expense	1,943	143	1,943	601
Net unrealized/(gain) loss on interest rate swap agreements	(4,553)	(5,589)	(8,582)	(8,212)
(Gain)/loss on disposition of assets	1,099	678	508	(999)
Gain on litigation proceeds	(3,000)	905	(3,000)	(3,845)
Deferred rent adjustment	47	126	285	376
Incremental public company costs	912	-	3,060	-
Acquisition integration costs	243	-	643	-
Deferred gain on sale leaseback	(1,000)	(1,000)	(1,000)	(1,000)
Inventory adjustment for casualty losses	-	3,302	-	3,302
Transaction expenses	-	3,015	-	3,015
COVID related adjustments	-	-	-	100
Inventory acquisition basis adjustment	2,789	8	3,848	97
Adjusted EBITDA	$13,996	$10,128	$46,013	$30,370
Revenue	$78,933	$46,897	$218,231	$163,709
Adjusted EBITDA margin	17.7%	21.6%	21.1%	18.6%

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

Results of Operations

Our financial performance is classified into the following segments: Wholesale, B2B, DTC and Corporate and Other. Our corporate operations, including centralized selling, general and administrative expenses and other factors, such as the remeasurements of contingent consideration and impairment of intangible assets and goodwill are not allocated to the segments, as management does not believe such items directly reflect our core operations. Other than our long-term property, plant and equipment for wine tasting facilities, and the customer list and trademark intangible assets specific to the Sommelier, Vinesse, ACE Cider and Meier's acquisitions, our revenue generating assets are utilized across segments. Accordingly, the foregoing items are not allocated to the segments and are not discussed separately as any results that had a significant impact on operating results are included in the consolidated results discussion above.

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

Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021

Wholesale Segment Results

The following table presents summary financial data for our Wholesale segment:

	Three Months Ended March 31,		Dollar	Percent
(in thousands, except %)	2022	2021	Change	Change
Net revenues	$24,549	$21,092	$3,457	16.4%
Income from operations	$3,270	$6,138	$(2,868)	-46.7%

For the three months ended March 31, 2022, Wholesale net revenues increased $3.5 million, or 16.4%, from the three months ended March 31, 2021. The increase was attributable to an increase in sales of $5.0 million related to acquisition case volumes partially offset by reduced off premise sales from our core brands.

For the three months ended March 31, 2022, Wholesale income from operations decreased $2.9 million, or 46.7%, from the three months ended March 31, 2021. The decrease was attributable amortization of acquired customer relationships, higher costs due to inflation and supply chain challenges not yet offset from pricing actions going into effect in coming quarters.

B2B Segment Results

The following table presents summary financial data for our B2B segment:

	Three Months Ended March 31,		Dollar	Percent
(in thousands, except %)	2022	2021	Change	Change
Net revenues	$33,657	$11,026	$22,631	205.3%
Income from operations	$10,457	$3,391	$7,066	208.4%

For the three months ended March 31, 2022, B2B net revenues increased $22.6 million, or 205.3%, from the three months ended March 31, 2021. The increase was primarily attributable to increased custom production as well as an increase of $3.1 million related to acquisitions.

For the three months ended March 31, 2022, B2B income from operations increased $7.1 million, or 208.4%, from the three months ended March 31, 2021. The increase was attributable to increased custom production as well as an increase of $ 0.5 million related to acquisitions.

DTC Segment Results

The following table presents summary financial data for our DTC segment:

	Three Months Ended March 31,		Dollar	Percent
(in thousands, except %)	2022	2021	Change	Change
Net revenues	$19,595	$14,675	$4,920	33.5%
Income from operations	$916	$1,986	$(1,070)	-53.9%

For the three months ended March 31, 2022, DTC net revenues increased $4.9 million, or 33.5%, from the three months ended March 31, 2021. The increase was primarily attributable to increased tasting rooms traffic as restrictions related to COVID-19 have been lifted and an increase of $3.3 million related to acquisitions.

For the three months ended March 31, 2022, DTC income from operations decreased $1.1 million, or 53.9%, from the three months ended March 31, 2021. The decrease was primarily due to increased amortization of acquired intangible assets of $0.7 million as well as incremental SG&A costs which do not yet represent expected synergies.

Corporate and Other Segment Results

The following table presents summary financial data for our Corporate and Other segment:

	Three Months Ended March 31,		Dollar	Percent
(in thousands, except %)	2022	2021	Change	Change
Net revenues	$1,132	$104	$1,028	*
Income (loss) from operations	$(13,759)	$(11,331)	$(2,428)	-21.4%

*Not meaningful

For the three months ended March 31, 2022, Corporate and other net revenues increased $1.0 million from the three months ended March 31, 2021. The increase was primarily attributable to an increase in bulk wine sales when compared to the prior year three month period.

Loss from operations increased $2.4 million, or 21.4%, from the three months March 31, 2022. The increase in losses was due to the increased infrastructure costs required to be a public company, and the continued increased costs of labor, warehousing, freight and insurance.

Nine Months Ended March 31, 2022 Compared to Nine Months Ended March 31, 2022

Wholesale Segment Results

The following table presents summary financial data for our Wholesale segment:

	Nine Months Ended March 31,		Dollar	Percent
(in thousands, except %)	2022	2021	Change	Change
Net revenues	$62,923	$55,399	$7,524	13.6%
Income from operations	$12,654	$14,760	$(2,106)	-14.3%

For the nine months ended March 31, 2022, Wholesale net revenues increased $7.5 million, or 13.6%, from the nine months ended March 31, 2021. The increase was attributable to an increase in sales of $7.6 million related to an acquisition, partially offset by discontinued brands.

For the nine months ended March 31, 2022, Wholesale income from operations decreased $2.1 million, or 14.3%, from the nine months ended March 31, 2021. The decrease was attributable amortization of acquired customer relationships, higher costs due to inflation and supply chain challenges not yet offset from pricing actions going into effect in coming quarters.

B2B Segment Results

The following table presents summary financial data for our B2B segment:

	Nine Months Ended March 31,		Dollar	Percent
(in thousands, except %)	2022	2021	Change	Change
Net revenues	$83,349	$57,704	$25,645	44.4%
Income from operations	$26,274	$18,052	$8,222	45.5%

For the nine months ended March 31, 2022, B2B net revenues increased $25.6 million, or 44.4%, from the nine months ended March 31, 2021. The increase was primarily attributable to increased custom projects and timing of private label sales as well as an increase of $3.1 million related to acquisitions.

For the nine months ended March 31, 2022, B2B income from operations increased $8.2 million, or 45.5%, from the nine months ended March 31, 2021. The increase was attributable to increases in custom production as well as an increase of $0.5 million related to acquisitions.

DTC Segment Results

The following table presents summary financial data for our DTC segment:

	Nine Months Ended March 31,		Dollar	Percent
(in thousands, except %)	2022	2021	Change	Change
Net revenues	$69,316	$48,650	$20,666	42.5%
Income from operations	$14,834	$9,997	$4,837	48.4%

For the nine months ended March 31, 2022, DTC net revenues increased $20.7 million, or 42.5%, from the nine months ended March 31, 2021. The increase was primarily attributable to increased case volumes from tasting rooms and wine clubs, and revenues earned from events as restrictions related to COVID-19 have been lifted and an increase in sales of $7.6 million related to an acquisition.

For the nine months ended March 31, 2022, DTC income from operations increased $4.8 million, or 48.4%, from the nine months ended March 31, 2021. The increase was due to increased margin contribution from improved traffic in tasting rooms, wine club shipments and events, partially offset by a loss of $0.3 million from an acquisition, net of amortization of acquired customer lists.

Corporate and Other Segment Results

The following table presents summary financial data for our Corporate and Other segment:

	Nine Months Ended March 31,		Dollar	Percent
(in thousands, except %)	2022	2021	Change	Change
Net revenues	$2,643	$1,956	$687	35.1%
Income (loss) from operations	$(34,014)	$(22,751)	$(11,263)	-49.5%

For the nine months ended March 31, 2022, Corporate and Other net revenues increased $0.7 million, or 35.1%, from the nine months ended March 31, 2021. The increase was primarily attributable to an increase in bulk wine sales

Loss from operations decreased $11.3 million, or 49.5%, from the nine months ended March 31, 2021. The increase was due to the costs related to increased infrastructure cost required to be a public company and the continued increased costs of labor, warehousing, freight and insurance.

Liquidity and Capital Resources

We currently believe that, based on available capital resources and projected operating cash flows, we have adequate capital resources to fund our currently anticipated working capital needs; capital expenditures, business acquisitions, debt obligations, and tax payments over the next 12 months and beyond.

Cash and Cash Equivalents

Our cash and equivalents balance was $75.7 million at March 31, 2022 compared to $118.9 million at June 30, 2021. At March 31, 2022, our cash and cash equivalents were held in cash depository accounts with major banks.

Cash Flows

The table below presents a summary of our sources and uses of cash:

	For the Nine Months Ended
	March 31,
(in thousands)	2022	2021	Change
Operating activities	$(3,903)	$19,661	$(23,564)
Investing activities	$(90,111)	$(29,243)	$(60,868)
Financing activities	$46,044	$8,287	$37,757

Cash Flows provided by (used in) Operating Activities

Net cash used in operating activities was $3.9 million for the nine months ended March 31, 2022 compared to net cash provided by operating activities of $19.7 million for the nine months ended March 31, 2021, representing an increase in net cash used of $23.6 million. The increase in net cash used was primarily attributable to the decrease in net income of $1.2 million, net changes in certain non-cash adjustments of $14.7 million to reconcile net income to operating cash flow and net changes in other operating assets and liabilities of $37.0 million as detailed on the condensed consolidated statement of cash flows.

Cash Flows provided by (used in) Investing Activities

Net cash used in investing activities was $90.1 million for the nine months ended March 31, 2022, compared to net cash used in investing activities of $29.2 million for the nine months ended March 31, 2021, representing an increase in net cash used of $60.8 million. Cash flows from investing activities are utilized primarily to fund acquisitions, capital expenditures for improvements to existing assets and other corporate assets. The increase in net cash used was primarily attributable to acquisitions of businesses of $74.3 million, partially offset by reduced purchases of property, plant and equipment of $11.3 million.

Cash Flows provided by (used in) Financing Activities

Net cash provided by financing activities was $46.0 million for the nine months ended March 31, 2022 compared to net cash used of $8.3 million for the nine months ended March 31, 2021, representing an increase in net cash provided of $37.8 million. The increase in net cash provided consisted primarily of $46.2 million of proceeds from our line of credit, net of payments on our line of credit and long-term debt.

Contractual Obligations

There have been no material changes to our contractual obligations from what was previously disclosed in our Annual Report on Form 10-K filed with the SEC.

Off-Balance Sheet Arrangements

As of March 31, 2022, the Company had no off-balance sheet arrangements.

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

Forward-looking statements are not assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those expressed or implied by forward-looking statements include those discussed under the “Risk Factors” section of our Annual Report on Form 10-K and in subsequent Quarterly Reports on Form 10-Q or other reports filed with the SEC.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as a result of a material weakness in our internal control over financial reporting as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2021, our disclosure controls and procedures were not effective as of March 31, 2022. Management's conclusion was based on discoveries and observations made during the fiscal 2021 audit.

Material Weakness in Internal Control Over Financial Reporting

As previously disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2021, during the audit of our fiscal 2021 consolidated financial statements, management identified a material weakness in our internal control over financial reporting relating to business processes and controls to perform reconciliations of certain account balances related to inventory and the received not invoiced and cellar accruals, on a regular basis.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a possibility that a material misstatement of a company's annual or interim financial statements will not be prevented or detected on a timely basis.

Management's Plan to Remediate the Material Weakness

The Company has developed a comprehensive strategy in an effort to remediate this material weakness. We engaged a consulting firm to assist the Company in the continued development of improved business processes and control activities and we have engaged a separate consultant to focus specifically on inventory system processes improvements. During fiscal 2022, we also conducted an assessment of long-term staffing needs to support the Company's organic growth and acquisition strategy. Since this assessment, we have hired nine permanent finance team members with relevant wine industry and accounting process experience. The Company also hired a Chief Information Officer who has expertise in leading internal business implementations to establish and maintain effective governance for information technology controls. Additionally, on March 7, 2022, the Company appointed Kristina L. Johnston as Chief Financial Officer of the Company. The Company believes Ms. Johnston's experience with public company internal controls and accounting processes, as well as her significant leadership experience will further enhance our internal control environment.

Changes in Internal Control over Financial Reporting

Other than changes intended to remediate the material weakness noted above, there have been no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II—Other Information

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Important risk factors that could affect our operations and financial performance, or that could cause results or events to differ from current expectations, are described in "Part I, Item 1A — Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended June 30, 2021, as supplemented by the information set forth below.

We cannot guarantee that we will repurchase our common stock or warrants pursuant to our repurchase program or that our repurchase program will enhance long-term stockholder value. Share and warrant repurchases could also increase the volatility of the price of our common stock and warrants and could diminish our cash reserves.

On March 8, 2022, our Board authorized a share repurchase program (the "Repurchase Program"), pursuant to which we may repurchase up to $30.0 million in aggregate value of shares of our common stock and/or warrants through September 8, 2022. The timing and amount of any repurchases will depend upon a number of factors, including price, trading volume, general market conditions and legal requirements, among others. The Company is not obligated to repurchase any specific number or amount of shares of common stock or warrants pursuant to the Repurchase Program, and it may modify, suspend or discontinue the Repurchase Program at any time. Repurchases pursuant to the Repurchase Program could affect our common stock price and warrant price and increase their volatility. The existence of the Repurchase Program could cause our common stock price and warrant price to be higher than they would be in the absence of such a program and, if securities are repurchased in the Repurchase Program, it will reduce the market liquidity for such securities. Additionally, the Repurchase Program could diminish our cash reserves, which may impact our ability to finance future growth and to pursue possible future strategic opportunities. There can be no assurance that any repurchases will enhance long-term stockholder value and the market price of our common stock or warrants may decline below the levels at which we repurchased any such securities.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Sale of Securities

On January 18, 2022, the Company issued 1,229,443 shares of the Company's common stock in connection with our acquisition of Meier's Wine Cellars, Inc., an Ohio corporation ("Meier's") pursuant to a merger agreement dated as of such date. The shares were issued in a transaction not involving a public offering and are exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933.

Issuer Purchases of Equity Securities

The following table provides information about repurchases of our common stock and warrants during the quarter ended March 31, 2022:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Approximate dollar value of shares and/or warrants that may yet be purchased under the plans or programs (1)
January 1, 2022 - January 31, 2022	-	$-	-	$30,000,000
February 1, 2022 - February 28, 2022	-	-	-	30,000,000
March 1, 2022 - March 31, 2022	313,539	8.96	313,539	27,190,691
Total	313,539	$8.96	313,539

(1) On March 8, 2022, the Company announced that our board of directors approved a repurchase plan authorizing us to purchase up to $30.0 in aggregate value of our common stock and/or warrants through September 8, 2022. The repurchase program is more fully disclosed in Note 11,

Stockholders' Equity, of the Notes to the Condensed Consolidated Financial Statements. As of March 31, 2022, we repurchased an aggregate 313,539 shares of our common stock in the open market pursuant to our repurchase program. As of March 31, 2022, we have not repurchased any warrants pursuant to our repurchase program.

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

10.1	Vintage Wine Estates, Inc. 2021 Omnibus Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed with the SEC on February 8, 2022).

10.2

Separation Agreement and General Release dated February 28, 2022, between the Company and Russell Joy (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed with the SEC on March 4, 2022).

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

Vintage Wine Estates, Inc.

Date: May 16, 2022	By:	/s/ PATRICK RONEY
	Name:	Patrick Roney
	Title:	Chief Executive Officer & Director

Date: May 16, 2022	By:	/s/ KRISTINA JOHNSTON
	Name:	Kristina Johnston
	Title:	Chief Financial Officer