Form 10-Q/A
period 2022-03-31
Vintage Wine Estates, Inc.
filed 2022-09-13
CIK 1834045

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period ______ to ______

Commission file number 001-40016

VINTAGE WINE ESTATES, INC.

(Exact name of registrant as specified in its charter)

Nevada	87-1005902
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

937 Tahoe Boulevard, Suite 210

Incline Village, Nevada 89451

(Address of principal executive offices) (zip code)

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

Explanatory Note

Overview of Restatement

In this Amendment No. 1 on Form 10-Q/A, Vintage Wine Estates, Inc. (“VWE”, “we”, “us”, "our" or “the Company”) is amending its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022 filed with the Securities and Exchange Commission (“SEC”) on May 16, 2022 (the "Original 10-Q"). We are filing this amended Quarterly Report on Form 10-Q/A to restate our previously issued unaudited condensed consolidated financial statements and related financial information as of, and for, the three and nine months ended March 31, 2022 (the "Subject Periods"). In this Quarterly Report on Form 10-Q/A, the Company amends the Original 10-Q to:

a.	restate its unaudited condensed consolidated financial statements and the notes thereto for the Subject Periods;
b.	amend its Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") for the Subject Periods; and
c.	amend the disclosure under Part 1, Item 4. Controls and Procedures.

Background on Restatement

As previously disclosed, on September 12, 2022, the Audit Committee of the Board of Directors (the “Audit Committee”) of the Company, after discussion with management, determined that the Company’s previously issued financial statements for the Subject Periods should no longer be relied upon and should be restated due to the identification of an accounting error.

The restatement resulted from an accounting error in the treatment of our interest rate swap agreements and materially impacted our condensed consolidated financial statements for the three and nine months ended March 31, 2022.

The correction of the accounting error led to a net reduction in previously recognized interest rate swap liabilities of $4.2 million for the three and nine months ended March 31, 2022, an increase in interest rate swap assets of $5.1 million for the three and nine months ended March 31, 2022, an increase in accrued liabilities and other payables of $2.7 million for the three and nine months ended March 31, 2022 and an increase in net unrealized gain on interest rate swap agreements of $6.7 million for the three and nine months ended March 31, 2022, net of income taxes.

The error was discovered during the course of the preparation of the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2022 ("fiscal 2022"), and the audit of the financial results for fiscal 2022. None of the errors implicate misconduct with respect to the Company or its management or employees.

Effect of Restatement

The following table sets forth the effects of the restatement on affected items within our previously reported condensed consolidated statements of operations and comprehensive income (loss).

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
(in thousands, except per share amounts)	2022	2021	2022	2021
Net income	$6,703	$-	$6,703	$-
Basic and diluted earnings per share	$0.10	$-	$0.11	$-

Control Considerations

In connection with the restatement, management has reassessed its conclusions regarding the effectiveness of our internal control over financial reporting as of March 31, 2022 and determined that a material weakness in our internal control over financial reporting existed as of that date. As a result of the material weakness, our disclosure controls and procedures were not effective as of March 31, 2022. Management will be implementing changes to strengthen our internal controls and remediate the material weakness.

In accordance with applicable SEC rules, this Quarterly Report on Form 10-Q/A includes new certifications required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 from our Chief Executive Officer (as Principal Executive Officer) and our Chief Financial Officer (as Principal Financial Officer) dated as of the filing date of this Quarterly Report on Form 10-Q/A.

Except as described above, this Quarterly Report on Form 10-Q/A does not amend, update or change any other items or disclosures in the Original 10-Q and this Quarterly Report on Form 10-Q/A does not purport to reflect any information or events subsequent to the filing date of the Original 10-Q. As such, this Quarterly Report on Form 10-Q/A speaks only as of the date the Original 10-Q was filed, and we have not undertaken herein to amend, supplement or update any information contained in the Original 10-Q to give effect to any subsequent events. Accordingly, this Quarterly Report on Form 10-Q/A should be read in conjunction with our filings made with the SEC subsequent to the filing of the Original 10-Q.

Part I—Financial Information

Item 1. Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share amounts)

	As Restated
	March 31, 2022	June 30, 2021
Assets
Current assets:
Cash	$69,109	$118,879
Restricted cash	6,600	4,800
Accounts receivable, net	39,649	21,193
Other receivables	13,668	7,490
Inventories	221,264	221,145
Interest rate swap assets	716	-
Prepaid expenses and other current assets	10,968	8,538
Total current assets	361,974	382,045
Property, plant, and equipment, net	234,141	213,673
Goodwill	158,185	109,895
Intangible assets, net	64,809	36,079
Interest rate swap assets, long-term	4,417	-
Other assets	7,635	1,806
Total assets	$831,161	$743,498
Liabilities, redeemable noncontrolling interest, and stockholders' equity
Current liabilities:
Line of credit	$146,732	$87,351
Accounts payable	14,777	17,301
Accrued liabilities and other payables	33,138	25,078
Interest rate swap liabilities	977	-
Current maturities of long-term debt	21,200	22,964
Total current liabilities	216,824	152,694
Other long-term liabilities	8,740	2,767
Long-term debt, less current maturities	172,324	183,541
Interest rate swap liabilities, noncurrent	-	13,807
Deferred tax liability	29,965	16,752
Deferred gain	10,999	12,000
Total liabilities	438,852	381,561
Commitments and contingencies (Note 13)
Redeemable noncontrolling interest	1,684	1,682
Stockholders' equity:
Preferred stock, no par value, 2,000,000 shares authorized, and none issued and outstanding at March 31, 2022 and June 30, 2021.	-	-
Common stock, no par value, 200,000,000 shares authorized, 61,691,054 issued and 61,377,515 outstanding at March 31, 2022 and 60,461,611 issued and outstanding at June 30, 2021.	-	-
Additional paid-in capital	373,196	360,732
Treasury stock, at cost: 313,539 and zero shares held at March 31, 2022 and June 30, 2021, respectively	(2,833)	-
Retained earnings	20,880	-
Total Vintage Wine Estates, Inc. stockholders' equity	391,243	360,732
Noncontrolling interests	(618)	(477)
Total stockholders' equity	390,625	360,255
Total liabilities, redeemable noncontrolling interest, and stockholders' equity	$831,161	$743,498

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

(Unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2021	2022	2021
	As Restated		As Restated
Net revenues
Wine, spirits and cider	$50,859	$37,238	$157,292	$132,086
Nonwine	28,074	9,659	60,939	31,623
	78,933	46,897	218,231	163,709
Cost of revenues
Wine, spirits and cider	38,764	23,561	98,428	82,180
Nonwine	12,152	5,095	29,886	17,288
	50,916	28,656	128,314	99,468
Gross profit	28,017	18,241	89,917	64,241
Selling, general, and administrative expenses	27,035	18,378	70,662	50,932
Loss (gain) on sale of property, plant, and equipment	98	(322)	(493)	(1,999)
Gain on litigation proceeds	-	-	-	(4,750)
Income from operations	884	184	19,748	20,058
Other income (expense)
Interest expense	(3,729)	(3,842)	(10,825)	(9,173)
Net unrealized gain on interest rate swap agreements	13,841	5,589	17,870	8,212
Other, net	1,957	327	1,945	684
Total other income (expense), net	12,069	2,075	8,990	(277)
Income before provision for income taxes	12,953	2,259	28,738	19,780
Income tax provision	3,543	1,633	7,997	4,517
Net income	9,410	626	20,741	15,263
Net income (loss) attributable to the noncontrolling interests	(74)	53	(139)	343
Net income attributable to Vintage Wine Estates, Inc.	9,484	573	20,880	14,920
Accretion on redeemable Series B stock	-	1,446	-	4,760
Net income (loss) allocable to common stockholders	$9,484	$(873)	$20,880	$10,160

Net earnings (loss) per share allocable to common stockholders
Basic	$0.15	$(0.04)	$0.34	$0.38
Diluted	$0.15	$(0.04)	$0.34	$0.35
Weighted average shares used in the calculation of earnings per share allocable to common stockholders
Basic	61,410,403	21,920,583	60,773,258	21,920,583
Diluted	61,410,403	21,920,583	60,773,258	24,564,309

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(in thousands, except share amounts)

	Redeemable Non-Controlling Interest Amount	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Non-Controlling Interests	Total Stockholders' Equity
		Shares	Amount	Shares	Amount
Balance, June 30, 2021	$1,682	60,461,611	$-			$360,732	$-	$(477)	$360,255
Net income (loss)	3	-	-			-	2,804	(28)	2,776
Balance, September 30, 2021	$1,685	60,461,611	$-			$360,732	$2,804	$(505)	$363,031
Net income (loss)	5	-	-			-	8,592	(45)	8,547
Balance, December 31, 2021	$1,690	60,461,611	$-			$360,732	$11,396	$(550)	$371,578
Stock-based compensation				-	-	1,943	-	-	1,943
Issuance of common stock in business combination		1,229,443	-	-	-	10,521	-	-	10,521
Repurchase of common stock		-	-	313,539	(2,833)	-	-	-	(2,833)
Net income (loss)	(6)	-	-	-	-	-	9,484	(68)	9,416
Balance, March 31, 2022, As Restated	$1,684	61,691,054	$-	313,539	$(2,833)	$373,196	$20,880	$(618)	$390,625

	Redeemable Non-Controlling Interest Amount	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Non-Controlling Interests	Total Stockholders' Equity
		Shares	Amount	Shares	Amount
Balance, June 30, 2020	$1,382	26,460,375	$-			$92,940	$15,191	$(395)	$107,736
Accretion on redeemable stock	-	-	-			5,880	(5,880)	-	-
Stock-based compensation expense	-	-	-			330	-	-	330
Net income	278	-	-			-	5,058	26	5,084
Balance, September 30, 2020	$1,660	26,460,375	$-			$99,150	$14,369	$(369)	$113,150
Accretion on redeemable stock	-	-	-			5,376	(5,376)	-	-
Stock-based compensation expense	-	-	-			128	-	-	128
Net income (loss)	2	-	-			-	9,289	(40)	9,249
Balance, December 31, 2020	$1,662	26,460,375	$-			$104,654	$18,282	$(409)	$122,527
Accretion on redeemable stock	-	-	-			9,969	(9,969)	-	-
Stock-based compensation expense	-	-	-			143	-	-	143
Net income (loss)	(8)	-	-			-	573	61	634
Balance, March 31, 2021	$1,654	26,460,375	$-			$114,766	$8,886	$(348)	$123,304

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended March 31,
	2022	2021
	As Restated
Cash flows from operating activities
Net income	20,741	$15,263
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	17,365	7,732
Amortization of deferred loan fees and line of credit fees	296	357
Amortization of label design fees	668	251
Litigation proceeds	-	(4,750)
Stock-based compensation expense	1,943	601
Provision for doubtful accounts	45	87
Impairment of inventory	-	3,302
Net unrealized gain on interest rate swap agreements	(17,870)	(8,212)
(Benefit) provision for deferred income tax	888	-
Loss (gain) on disposition of assets	508	(999)
Deferred gain on sale leaseback	(1,000)	(1,000)
Deferred rent	285	376
Change in operating assets and liabilities (net of effect of business combinations):
Accounts receivable	(21,261)	(1,001)
Related party receivables	-	(2,038)
Other receivables	376	(2,338)
Litigation receivable	-	4,750
Inventories	4,244	(8,964)
Prepaid expenses and other current assets	(2,232)	(5,829)
Other assets	(6,215)	1,688
Accounts payable	(8,106)	616
Accrued liabilities and other payables	5,421	16,073
Related party liabilities	-	3,698
Net cash (used in) provided by operating activities	(3,903)	19,661
Cash flows from investing activities
Proceeds from disposition of assets	105	1,064
Purchases of property, plant, and equipment	(15,723)	(30,688)
Label design expenditures	(225)	(375)
Proceeds on related party notes receivable	-	756
Acquisition of businesses	(74,268)	-
Net cash used in investing activities	(90,111)	(29,243)
Cash flows from financing activities
Repurchase of common stock	(2,833)	-
Principal payments on line of credit	(67,210)	(25,195)
Proceeds from line of credit	126,591	32,281
Outstanding checks in excess of cash	2,900	9,277
Principal payments on long-term debt	(13,178)	(15,234)
Proceeds from long-term debt	-	8,902
Principal payments on related party note	-	(489)
Deferred offering costs	-	(768)
Payments on acquisition payable	(226)	(486)
Net cash provided by financing activities	46,044	8,287
Net change in cash and restricted cash	(47,970)	(1,295)
Cash and restricted cash, beginning of period	123,679	1,751
Cash and restricted cash, end of period	$75,709	$456
Supplemental cash flow information
Cash paid during the period for:
Interest	$9,415	$9,230
Income taxes	$22	$25

Noncash investing and financing activities:
Contingent consideration in a business combination	$8,460	$-
Issuance of common stock in business combination	$10,521	$-
Accretion of redemption value of Series B redeemable cumulative stock	$-	$4,760
Accretion of redemption value of Series A redeemable stock	$-	$16,466
Offering costs	$-	$535

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

References to the "Company", "we," "our," "us," and similar pronouns in this Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2022 (this "Form 10-Q/A") refer to Vintage Wine Estates, Inc., a Nevada corporation, and its majority owned subsidiaries or controlled subsidiaries unless the context requires otherwise.

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

In the opinion of management, all adjustments necessary for a fair presentation of the condensed consolidated financial statements have been included. Except as disclosed elsewhere in this Form 10-Q/A, all such adjustments are of a normal and recurring nature. In addition, financial results presented for this fiscal 2022 interim period are not necessarily indicative of the results that may be expected for the full fiscal year ending June 30, 2022 or any other future interim or annual period. These condensed consolidated financial statements are unaudited and accordingly, should be read in conjunction with the audited consolidated financial statements and related notes contained in our Annual Report on Form 10-K for the fiscal year ended June 30, 2021, filed with the SEC on October 13, 2021. The June 30, 2021 condensed consolidated balance sheet was derived from the audited consolidated financial statements as of that date.

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

On June 7, 2021, BCAC completed its business combination (the "Merger") with Vintage Wine Estates, Inc., a California corporation ("Legacy VWE") pursuant to a transaction agreement dated February 3, 2021 (as amended, the “Transaction Agreement”) by the merger of VWE Acquisition Sub Inc., a wholly owned subsidiary of BCAC (“merger sub”) with and into Legacy VWE, with Legacy VWE continuing as the surviving entity and as a wholly owned subsidiary of BCAC. In connection with the Merger, BCAC changed its jurisdiction of incorporation from the Province of British Columbia to the State of Nevada and BCAC changed its name to Vintage Wine Estates, Inc. Upon the consummation of the Merger, the Company received approximately $248.7 million, net of fees and expenses. See Note 3 for additional details regarding the transaction.

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
2. Restatement of Previously Issued Condensed Consolidated Financial Statements

The Company has restated its condensed consolidated statements as of and for the three and nine months ended March 31, 2022.

During the audit for the fiscal year ending June 30, 2022, an accounting error was identified in the treatment of the Company's accounting for interest rate swap liabilities that materially impacted our condensed consolidated financial statements for the three and nine months ended March 31, 2022. The Company had erroneously accounted for these interest rate swaps as liabilities when the interest rate swaps should have been accounted for as assets. The error resulted in an overstatement of liabilities of $1.6 for the nine months ended March 31, 2022, an understatement of assets of $5.1 million for the three and nine months ended March 31, 2022 and an understatement in unrecognized gain on interest rate swap agreements of $6.7 million for the three and nine months ended March 31, 2022, net of income taxes.

The following tables present the impact of the adjustments described above to our previously reported condensed consolidated balance sheets for the nine months ended March 31, 2022, and the related condensed consolidated statements of operations, condensed consolidated statements of stockholders’ equity and condensed consolidated cash flows for the three and nine months ended March 31, 2022.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share amounts)

	March 31, 2022
	As Previously Reported	Adjustments	As Restated
Assets
Current assets:
Cash	$69,109		$69,109
Restricted cash	6,600		6,600
Accounts receivable, net	39,649		39,649
Other receivables	13,668		13,668
Inventories	221,264		221,264
Interest rate swap assets	-	716	716
Prepaid expenses and other current assets	10,968		10,968
Total current assets	361,258	716	361,974
Property, plant, and equipment, net	234,141		234,141
Goodwill	158,185		158,185
Intangible assets, net	64,809		64,809
Interest rate swap assets, long-term	-	4,417	4,417
Other assets	7,635		7,635
Total assets	$826,028	$5,133	831,161
Liabilities, redeemable noncontrolling interest, and stockholders' equity			-
Current liabilities:			-
Line of credit	$146,732		146,732
Accounts payable	14,777		14,777
Accrued liabilities and other payables	30,460	2,678	33,138
Interest rate swap liabilities	-	977	977
Current maturities of long-term debt	21,200		21,200
Total current liabilities	213,169	3,655	216,824
Other long-term liabilities	8,740		8,740
Long-term debt, less current maturities	172,324		172,324
Interest rate swap liabilities, noncurrent	5,225	(5,225)	-
Deferred tax liability	29,965		29,965
Deferred gain	10,999		10,999
Total liabilities	440,422	(1,570)	438,852
Commitments and contingencies (Note 13)			-
Redeemable noncontrolling interest	1,684		1,684
Stockholders' equity:			-
Preferred stock, no par value, 2,000,000 shares authorized, and none issued and outstanding at March 31, 2022 and June 30, 2021.	-		-
Common stock, no par value, 200,000,000 shares authorized, 61,691,054 issued and 61,377,515 outstanding at March 31, 2022 and 60,461,611 issued and outstanding at June 30, 2021.	-		-
Additional paid-in capital	373,196		373,196
Treasury stock, at cost: 313,539 and zero shares held at March 31, 2022 and June 30, 2021, respectively	(2,833)		(2,833)
Retained earnings	14,176	6,704	20,880
Total Vintage Wine Estates, Inc. stockholders' equity	384,539	6,704	391,243
Noncontrolling interests	(617)	(1)	(618)
Total stockholders' equity	383,922	6,703	390,625
Total liabilities, redeemable noncontrolling interest, and stockholders' equity	$826,028	$5,133	$831,161

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

(Unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended March 31,			Nine Months Ended March 31,
	2022			2022
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
Net revenues
Wine, spirits and cider	$50,859		$50,859	$157,292		$157,292
Nonwine	28,074		28,074	60,939		60,939
	78,933		78,933	218,231		218,231
Cost of revenues
Wine, spirits and cider	38,764		38,764	98,428		98,428
Nonwine	12,152		12,152	29,886		29,886
	50,916		50,916	128,314		128,314
Gross profit	28,017		28,017	89,917		89,917
Selling, general, and administrative expenses	27,035		27,035	70,662		70,662
Loss (gain) on sale of property, plant, and equipment	98		98	(493)		(493)
Gain on litigation proceeds	-		-	-		-
Income from operations	884		884	19,748		19,748
Other income (expense)
Interest expense	(3,729)		(3,729)	(10,825)		(10,825)
Net unrealized gain on interest rate swap agreements	4,553	9,288	13,841	8,582	9,288	17,870
Other, net	1,957		1,957	1,945		1,945
Total other income (expense), net	2,781	9,288	12,069	(298)	9,288	8,990
Income before provision for income taxes	3,665	9,288	12,953	19,450	9,288	28,738
Income tax provision	958	2,585	3,543	5,412	2,585	7,997
Net income	2,707	6,703	9,410	14,038	6,703	20,741
Net income (loss) attributable to the noncontrolling interests	(73)	(1)	(74)	(138)	(1)	(139)
Net income attributable to Vintage Wine Estates, Inc.	2,780	6,704	9,484	14,176	6,704	20,880
Accretion on redeemable Series B stock	-		-	-		-
Net income (loss) allocable to common stockholders	$2,780	$6,704	$9,484	$14,176	$6,704	$20,880

Net earnings (loss) per share allocable to common stockholders
Basic	$0.05	$0.10	$0.15	$0.23	$0.11	$0.34
Diluted	$0.05	$0.10	$0.15	$0.23	$0.11	$0.34
Weighted average shares used in the calculation of earnings per share allocable to common stockholders
Basic	61,410,403		61,410,403	60,773,258		60,773,258
Diluted	61,410,403		61,410,403	60,773,258		60,773,258

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(in thousands, except share amounts)

	Redeemable Non-Controlling Interest Amount	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Non-Controlling Interests	Total Stockholders' Equity
		Shares	Amount	Shares	Amount
Balance, June 30, 2021	$1,682	60,461,611	$-			$360,732	$-	$(477)	$360,255
Net income (loss)	3	-	-			-	2,804	(28)	2,776
Balance, September 30, 2021	$1,685	60,461,611	$-			$360,732	$2,804	$(505)	$363,031
Net income (loss)	5	-	-			-	8,592	(45)	8,547
Balance, December 31, 2021	$1,690	60,461,611	$-			$360,732	$11,396	$(550)	$371,578
Stock-based compensation				-	-	1,943	-	-	1,943
Issuance of common stock in business combination		1,229,443	-	-	-	10,521	-	-	10,521
Repurchase of common stock		-	-	313,539	(2,833)	-	-	-	(2,833)
Net income (loss)	(6)	-	-	-	-	-	2,780	(68)	2,712
Adjustments							6,704		6,704
Balance, March 31, 2022, As Restated	$1,684	61,691,054	$-	313,539	$(2,833)	$373,196	$20,880	$(618)	$390,625

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended March 31,
	2022
	As Previously Reported	Adjustments	As Restated
Cash flows from operating activities
Net income	$14,038	6,703	$20,741
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	17,365		17,365
Amortization of deferred loan fees and line of credit fees	296		296
Amortization of label design fees	668		668
Litigation proceeds	-		-
Stock-based compensation expense	1,943		1,943
Provision for doubtful accounts	45		45
Impairment of inventory	-		-
Net unrealized gain on interest rate swap agreements	(8,582)	(9,288)	(17,870)
(Benefit) provision for deferred income tax	888		888
Loss (gain) on disposition of assets	508		508
Deferred gain on sale leaseback	(1,000)		(1,000)
Deferred rent	285		285
Change in operating assets and liabilities (net of effect of business combinations):
Accounts receivable	(21,261)		(21,261)
Related party receivables	-		-
Other receivables	376		376
Litigation receivable	-		-
Inventories	4,244		4,244
Prepaid expenses and other current assets	(2,232)		(2,232)
Other assets	(6,215)		(6,215)
Accounts payable	(8,106)		(8,106)
Accrued liabilities and other payables	2,836	2,585	5,421
Related party liabilities	-		-
Net cash (used in) provided by operating activities	(3,903)	-	(3,903)

Cash flows from investing activities	-	-
Proceeds from disposition of assets	105	105
Purchases of property, plant, and equipment	(15,723)	(15,723)
Label design expenditures	(225)	(225)
Proceeds on related party notes receivable	-	-
Acquisition of businesses	(74,268)	(74,268)
Net cash used in investing activities	(90,111)	(90,111)
Cash flows from financing activities	-	-
Repurchase of common stock	(2,833)	(2,833)
Principal payments on line of credit	(67,210)	(67,210)
Proceeds from line of credit	126,591	126,591
Outstanding checks in excess of cash	2,900	2,900
Principal payments on long-term debt	(13,178)	(13,178)
Proceeds from long-term debt	-	-
Principal payments on related party note	-	-
Deferred offering costs	-	-
Payments on acquisition payable	(226)	(226)
Net cash provided by financing activities	46,044	46,044
Net change in cash and restricted cash	(47,970)	(47,970)
Cash and restricted cash, beginning of period	123,679	123,679
Cash and restricted cash, end of period	$75,709	$75,709
Supplemental cash flow information
Cash paid during the period for:
Interest	$9,508	$9,415
Income taxes	$22	$22
Noncash investing and financing activities:	-	$-
Contingent consideration in a business combination	$8,460	$8,460
Issuance of common stock in business combination	$10,521	$10,521
Accretion of redemption value of Series B redeemable cumulative stock	$-	$-
Accretion of redemption value of Series A redeemable stock	$-	$-
Offering costs	$-	$-

3. Merger and Reverse Recapitalization

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

4. Acquisitions

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

	Three Months Ended		Nine Months Ended
(in thousands)	2022	2021	2022	2021
Total pro forma revenues	$78,933	$59,057	$241,381	$204,102
Pro forma net income (loss)	$9,410	$2,303	$21,619	$21,174

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
5. Inventory

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

6. Property, Plant and Equipment

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

7. Goodwill and Intangible Assets

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

As of March 31, 2022, estimated future amortization expense for definite-lived assets is as follows:

2022 remaining	$1,659
2023	6,637
2024	6,626
2025	5,106
Thereafter	8,202
Total estimated amortization expense	$28,230

8. Accrued Liabilities
The major classes of accrued liabilities are summarized as follows:

	March 31, 2022	June 30, 2021
(in thousands)	As Restated
Accrued purchases	$11,616	$10,790
Accrued employee compensation	3,921	3,981
Other accrued expenses	9,857	6,754
Accrued interest expense	1,225	202
Contingent consideration	4,471	2,151
Unearned Income	418	1,200
Captive insurance liabilities	1,630	-
Total Accrued liabilities and other payables	$33,138	$25,078

9. Long-Term and Other Short-Term Obligations

The following table summarizes long-term and other short-term obligations:

(in thousands)	March 31, 2022	June 30, 2021
Note to a bank with interest at LIBOR (1.76%) at Mach 31, 2022 plus 1.75%; payable in quarterly installments of $1,180 principal with applicable interest; matures in September 2026; secured by specific assets of the Company. Loan amended April 2021. Quarterly payments of $1,066 reduced from $1,180 starting June 2021. Revised maturity date July 2026.	77,858	81,055

Capital expenditures borrowings payable at LIBOR plus 1.75%, payable in quarterly installments of $1,077, rolled into capital expenditures payable at Alternate Base Rate (ABR) (3.25% at June 30, 2021) plus 0.75%. At July 26,2021 Bank of the West converted capital expenditures payable back to Libor (0.50%) plus 1.75% to align with Company Swaps with draw expiring July, 2026.	41,853	45,084

Note to a bank with interest fixed at 3.6%, payable in monthly installments of $60 principal with applicable interest; matures in April 2023.	768	1,227

Note to a bank with interest fixed at 2.75%, payable in monthly installments of $61 principal with applicable interest; matures in March 2024.	1,419	1,876

Delayed Draw Term Loan ("DDTL") with interest at LIBOR (2.32%) at March 2022 plus 1.75%, payable in quarterly installments of $1,260. Matures in July 2024.	67,142	29,250

DDTL with ABR (4.00% at December 2021). Matures in July 2024. Interest only through draw period. Repaid in fiscal 2022.	-	37,892

Short term unsecured promissory note; principal and interest payable upon maturity with interest at the prime rate plus 1.00%; matured and paid April 2022.	2,917	2,917

Short term unsecured promissory note; principal and interest payable upon maturity with interest at the prime rate plus 1.00%; matured and paid April 2022.	2,917	2,917

Short term unsecured promissory note; principal and interest payable upon maturity with interest at 1.06%; matured December 31, 2021 and paid January 3, 2022.	-	5,834
	194,874	208,052
Less current maturities	(21,200)	(22,964)
Less unamortized deferred financing costs	(1,350)	(1,547)
	$172,324	$183,541

Maturities of Long-Term and Other Short-Term Borrowings

As of March 31, 2022, maturities of long-term and other short-term borrowings for succeeding years are as follows:

(in thousands)
Remaining 2022	$9,585
2023	14,909
2024	14,152
2025	64,372
2026	8,571
2027	83,285
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

10. Fair Value Measurements (restated)

The following tables present assets and liabilities measured at fair value on a recurring basis:

	March 31, 2022, As Restated
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$51,576	$-	$-	$51,576
Interest rate swaps (2)		5,133		5,133
Total	$51,576	$5,133	$-	$56,709

Liabilities:
Contingent consideration liabilities (1)	$-	$-	$12,205	$12,205
Interest rate swaps (2)		977		977
Total	$-	$977	$12,205	$13,182

	June 30, 2021
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$6,525	$-	$-	$6,525
Total	$6,525	$-	$-	$6,525

Liabilities:
Contingent consideration liabilities (1)	$-	$-	$4,631	$4,631
Interest rate swaps (2)	-	13,807	-	13,807
Total	$-	$13,807	$4,631	$18,438

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

11. Redeemable Stock and Redeemable Noncontrolling Interest

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

12. Stockholders' Equity

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

13. Income Taxes

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

14. Commitments and Contingencies

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

15. Segments

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

16. Earnings Per Share (restated)

The following table reconciles the number of common shares used to compute basic and diluted earnings per share attributable to Vintage Wine Estates, Inc., shareholders:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2021	2022	2021
(in thousands, except for per share amounts)	As Restated		As Restated
Net income	$9,410	$626	$20,741	$15,263
Less: Series B dividends and accretion	-	1,446	-	4,760
Less: (loss) income allocable to noncontrolling interest	(74)	53	(139)	343
Net income (loss) allocable to common shareholders	$9,484	$(873)	$20,880	$10,160

Numerator – Basic EPS
Net income (loss) allocable to common shareholders	$9,484	$(873)	$20,880	$10,160
Less: net income allocated to participating securities (Series B)	-	-	-	1,752
Net income (loss) allocated to common shareholders	$9,484	$(873)	$20,880	$8,408

Numerator – Diluted EPS
Net income (loss) allocated to common shareholders	$9,484	$(873)	$20,880	$8,408
Add: net income attributable to convertible debt	-	-	-	147
Reallocation of income under the two-class method	-	-	-	44
Net income (loss) allocated to common shareholders	$9,484	$(873)	$20,880	$8,599

Denominator – Basic Common Shares
Weighted average common shares outstanding - Basic	61,410	21,921	60,773	21,921
Denominator – Diluted Common Shares
Effect of dilutive securities:
Stock options	-	-	-	406
Convertible debt	-	-	-	2,237
Weighted average common shares - Diluted	61,410	21,921	60,773	24,564

Net income (loss) per share – basic:
Common Shares	$0.15	$(0.04)	$0.34	$0.38
Net income (loss) per share – diluted:
Common Shares	$0.15	$(0.04)	$0.34	$0.35

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

17. Related Party Transactions

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

Restatement of Previously Issued Condensed Consolidated Financial Statements

The Company has restated its previously issued condensed consolidated financial statements contained in the Quarterly Report on Form 10-Q/A. Refer to the “Explanatory Note” preceding Part I – Financial Information, for the background on the restatement, periods impacted, control considerations and other information. In addition, we have restated certain previously reported financial information for the three and nine months ended March 31, 2022 in this Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, including but not limited to, information within the Liquidity and Capital Resources sections. See Note 2, Restatement of Previously Issued Condensed Consolidated Financial Statements, in Item 1, Financial Statement Schedules and Footnotes, for additional information related to the restatement, including descriptions of the misstatements and the impacts on our condensed consolidated financial statements.

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

Non-GAAP Financial Measures, (as restated)

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

The following is a reconciliation of net income to Adjusted EBITDA for the periods presented:

	Three Months Ended		Nine Months Ended
	March 31, 2022	March 31, 2021	March 31, 2022	March 31, 2021
(in thousands)	As Restated		As Restated
Net income	$9,410	$626	$20,741	$15,263
Interest expense	3,729	3,842	10,825	9,173
Income tax provision	3,543	1,633	7,997	4,517
Depreciation and amortization	8,122	2,439	18,033	7,982
Stock-based compensation expense	1,943	143	1,943	601
Net unrealized/(gain) loss on interest rate swap agreements	(13,841)	(5,589)	(17,870)	(8,212)
(Gain)/loss on disposition of assets	1,099	678	508	(999)
Gain on litigation proceeds	(3,000)	905	(3,000)	(3,845)
Deferred rent adjustment	47	126	285	376
Incremental public company costs	912	-	3,060	-
Acquisition integration costs	243	-	643	-
Deferred gain on sale leaseback	(1,000)	(1,000)	(1,000)	(1,000)
Inventory adjustment for casualty losses	-	3,302	-	3,302
Transaction expenses	-	3,015	-	3,015
COVID related adjustments	-	-	-	100
Inventory acquisition basis adjustment	2,789	8	3,848	97
Adjusted EBITDA	$13,996	$10,128	$46,013	$30,370
Revenue	$78,933	$46,897	$218,231	$163,709
Adjusted EBITDA margin	17.7%	21.6%	21.1%	18.6%

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

Cash Flows

The table below presents a summary of our sources and uses of cash:

	For the Nine Months Ended
	March 31,
(in thousands)	2022	2021	Change
Operating activities	$(3,903)	$19,661	$(23,564)
Investing activities	$(90,111)	$(29,243)	$(60,868)
Financing activities	$46,044	$8,287	$37,756

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

Cautionary Statement Concerning Forward-Looking Statements

This Quarterly Report on Form 10-Q/A contains “forward-looking statements” within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Investors are cautioned that statements that are not strictly historical statements of fact constitute forward-looking statements, including, without limitation, statements under the captions “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business” and are often identified by words like “believe,” “expect,” “may,” “will,” “should,” “seek,” “anticipate,” or “could” and similar expressions.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as a result of a material weakness in our internal control over financial reporting described below, our disclosure controls and procedures were not effective as of September 30, 2022. Management's conclusion was based on discoveries and observations made during the fiscal 2022 audit.

Material Weakness in Internal Control Over Financial Reporting

As previously disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2021, during the audit of our fiscal 2021 consolidated financial statements, management identified a material weakness in our internal control over financial reporting relating to business processes and controls to perform reconciliations of certain account balances related to inventory and the received not invoiced and cellar accruals, on a regular basis. Through remediation efforts in fiscal 2022, we established processes and controls around our balance sheet account reconciliations, however, the processes and controls were not operating effectively throughout fiscal 2022, and as a result, accounting errors in the treatment of our interest rate swap agreements were identified resulting in the restatement of our unaudited condensed consolidated financial statements. As of June 30, 2022, the material weakness has not been fully remediated.

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

During fiscal 2022, we also conducted an assessment of staffing needs. Since this assessment, we have hired a Director of Inventory and Costing, a Controller and additional permanent and engaged temporary finance team members, each with relevant wine industry and accounting process experience. Additionally, on March 7, 2022, the Company appointed Kristina L. Johnston as Chief Financial Officer of the Company. The Company believes Ms. Johnston's experience with public company internal controls and accounting processes, as well as her significant leadership experience will further enhance our internal control environment.

Additionally, the Company has started to design and implement additional controls and procedures designed to mitigate the risk of material misstatement including the standardization of our monthly close checklists and account reconciliation templates. The Company will need to assess its staffing needs on an ongoing basis in order to implement processes to ensure the completeness and the timely preparation and review of all balance sheet accounts and the establishment of defined segregation of duties between preparation and review.

The Company acknowledges it will take time and resources fully integrate these new controls and processes described above and confirm them to be effective and sustainable. As the Company continues to refine and improve our financial reporting process, additional controls and procedures may also be required over time.

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

Vintage Wine Estates, Inc.

Date: September 13, 2022	By:	/s/ PATRICK RONEY
	Name:	Patrick Roney
	Title:	Chief Executive Officer & Director

Date: September 13, 2022	By:	/s/ KRISTINA JOHNSTON
	Name:	Kristina Johnston
	Title:	Chief Financial Officer