Form 10-K
period 2022-06-30
Vintage Wine Estates, Inc.
filed 2022-09-13
CIK 1834045

e

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to______

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☒

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of December 31, 2021, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $429,562,948.

As of September 1, 2022, 61,691,054 shares of the registrant’s common stock were outstanding.

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

EXPLANATORY NOTE

The registrant was previously a smaller reporting company under applicable Securities and Exchange Commission rules and regulations. As of the December 31, 2021 determination date, the registrant no longer qualifies as a smaller reporting company. However, the registrant is not required to reflect the change in its smaller reporting company status or comply with the non-scaled disclosure obligations until the registrant’s first quarterly report on Form 10-Q for the three-month period ending September 30, 2022. In accordance with applicable rules, the registrant is permitted to use the scaled disclosure requirements applicable to smaller reporting companies in this Annual Report on Form 10-K and has elected to do so.

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

Part I.

Item 1. Business

Our Company

Vintage Wine Estates, Inc. (“VWE”, “we”, “us”, "our" or “the Company”) is a leading vintner in the United States ("U.S."), offering a collection of wines produced by award-winning, heritage wineries, popular lifestyle wines, innovative new wine brands, packaging concepts, as well as craft spirits. Our name brands include Layer Cake, Cameron Hughes, Clos Pegase, B.R. Cohn, Firesteed, Bar Dog, Kunde, Cherry Pie and many others. Since our founding over 20 years ago, we have grown organically through wine brand creation and through acquisitions to become the 14th largest wine producer based on cases of wine shipped in California. We sell over 2.5 million cases annually.

Our key differentiator is our diversification—what we call our three-legged stool business model.

We are diversified in our brand collection, producing nearly 60 brands ranging in retail price from $10 to $150, with a focus on the growing segment between $10 and $20. More than eighty percent of our business is done in this critical segment.

We are diversified in our omni-channel sales strategy balanced between Direct-to-Consumer, 31.5% of sales, traditional Wholesale, 28.8% of sales and Business-to-Business at 38.8% of sales. Our Direct-to-Consumer segment is particularly robust. Where most wine companies have two direct sales levers to pull: tasting rooms and wine clubs, we have seven: tasting rooms, wine clubs, ecommerce, Cameron Hughes, Vinesse, Windsor/custom label design and engraving, and QVC/HSN and The Sommelier Company.

We are diversified in our sourcing with a strong asset base of 3,300 owned and leased vineyard acres located in the premier wine growing regions of the U.S. and 10 owned winery estates. These properties extend from the Central Coast of California to storied appellations in Napa Valley and Sonoma County, north to Oregon and Washington. We obtain fruit for our wines from owned and leased vineyards, as well as other sources, including independent growers and the spot wine market. During 2022, we expanded our production capabilities with the acquisition of Meier's Beverage Group ("Meier's"), a leading producer, bottler, importer and marketer of specialty beverage alcohol and non-alcohol products and added a ready-to-drink ("RTD") product line with the acquisition of ACE Cider, The California Cider Company ("ACE Cider").

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

Our growth has allowed us to reinvest in our business and create the scale and infrastructure needed to successfully manage a variety of different wine brands and channels and reduce costs. Our owned winery facilities have the capacity to store up to 9.0 million gallons of wine per year. In addition, we have a high-speed bottling facility with the capacity to bottle over 13.5 million cases annually.

Additional bottling capacity is not only used for our products, but also allows us to further expand our bottling and fulfillment services offered to third parties on a contract basis. The additional capacity of the bottling facility may not be fully utilized but provides us with capacity consistent with our growth plans. Our scale and consolidated operations are expected to enable us to increase margins of the businesses that we acquire, providing accretive value promptly after the acquisition. We intend to continue to grow our business organically and through acquisitions, with a view towards making two to three acquisitions per year over the next five years.

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

There are more than 11,000 wineries in the U.S., with the largest 50 wine companies controlling approximately 80% of the market share by volume, and 60% of consumer spending. We plan to use our financial capacity to: (i) continue to acquire family-owned brands from small wineries, (ii) acquire non-core brands from medium sized and large competitors, and (iii) potentially acquire one or more large businesses in our industry.

Our primary unique selling proposition for a seller is that we have a strong track record of closing once the price and structure are agreed upon. We also believe our managers are perceived as excellent brand stewards. We intend to be a disciplined acquirer, exercising cost discipline, with a focus on the industry’s growth in premium and super-premium wines. We expect that the fragmented nature of the wine industry, coupled with our infrastructure and experience, will enable us to continue to gain market share.

Our innovation strategy is focused on creating and building new wine brands for today’s wine consumer. In the past five years, we have launched over 35 new wine brands, which are primarily sold to major national retail accounts and through direct-to-consumer channels. We also develop private labels and produce wine for major retail clients, including Costco and Target, to sell as proprietary brands. The ability to create new wine brands and quickly bring them to market allows us to respond swiftly to trends and changing consumer tastes and needs.

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

Core Business Segments

We report our results of operations through the following segments: Wholesale, Business-to-Business ("B2B"), Direct-to-Consumer ("DTC") and Corporate and Other.

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

We have longstanding relationships with our distribution network and marketing companies, including with industry leaders such as Deutsch Family Wine and Spirits, Republic National Distributing Company and Southern Glazer’s Wine & Spirits. Through these relationships, our products are sold in all 50 states and in 41 countries outside the U.S. In addition to our geographical reach, our products are available for purchase at over 33,000 off-premise locations as of June 30, 2022 including leading national chains such as Costco, Kroger, Target, Albertsons and Total Wine & More. Our products were also sold at over 20,500 restaurants and bars as of June 30, 2022.

Our wholesale segment generated $84.5 million and $72.9 million of revenue for the fiscal years ended June 30, 2022 and June 30, 2021, respectively.

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

Our B2B segment generated $113.9 million and $77.4 million of revenue for the fiscal years ended June 30, 2022 and June 30, 2021, respectively.

Direct-to-Consumer

Our DTC segment generates revenue from sales made directly to the consumer. DTC sales have higher gross profit margins than wholesale sales because DTC sales allow us to capture the profit margin that otherwise would go to our distribution partners on sales in the wholesale segment. As a result, our gross margins in the DTC segment are significantly higher than in our other segments while operating margins are consistent with other segments.

Our DTC sales are made primarily through our tasting rooms, wine clubs and e-commerce.

Tasting Rooms — We currently operate 12 tasting rooms that served over 233,000 visitors during the fiscal year ended June 30, 2022, up from over 135,000 for the fiscal year ended June 30, 2021 as a result of COVID-19 restrictions being lifted. Our tasting rooms are designed to provide a welcoming atmosphere where we can introduce the consumer to our brands with a view towards developing an authentic relationship over time. These tasting rooms feature our exclusive, low-production wines, at higher-than-average price points, as well as our more accessible, higher-production, wines. Visitors are encouraged to taste, and then purchase, our wines.

Wine Clubs — We currently offer 21 branded wine clubs and had more than 95,000 wine club members as of June 30, 2022. Our wine club members sign up to purchase regular shipments of our wines and receive additional benefits such as volume discounts, exclusive visits to our tasting rooms, invitations to member-only events, access to winemakers and the ability to try each of our wines before they are widely sold in stores. We leverage digital technology through virtual tastings and mixers, giving members new ways to network with one another.

E-Commerce — Sales through our various brand websites are a growing part of DTC sales. We have an active email list with over 1,070,000 subscribers. Our digital marketing team drafted and sent over 5,116 unique emails that generated over 69.0 million impressions for the fiscal year ended June 30, 2022. We have used digital marketing since the early 2000s, recently achieved an e-commerce customer conversion rate of 8.0%, which is substantially above the food and drink industry’s e-commerce conversion rate of 1.8%, as of July 2022.

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

Our DTC segment generated $92.4 million and $66.6 million of revenue for the fiscal years ended June 30, 2022 and June 30, 2021, respectively.

Corporate and Other

Our Corporate and Other segment generates revenue from grape and bulk wine sales and storage services. We record corporate level expenses, non-direct selling expenses and other expenses not specifically allocated to the results of operations in our Corporate and Other segment.

Our Corporate and Other segment generated $2.9 million and $3.8 million of revenue for the years ended June 30, 2022 and 2021, respectively.

Our Diversified Portfolio

Our asset base and product portfolio have been strategically built to provide significant flexibility throughout the business cycle. Our wine portfolio has three tiers: lifestyle brands, luxury brands, and digitally native brands. In addition to wine production and distribution, which is our core business, we also produce and sell craft spirits and ciders.

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

Craft Spirits

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

Cider

We added a RTD product line with the acquisition of ACE Cider. ACE Cider has a diverse and balanced product portfolio with award-winning, fruit-forward ciders featuring no artificial ingredients, less calories and significantly less sugar than the average hard cider.

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

We also have powerful, long-standing relationships with national retailers, including Costco, Albertson’s, Target and others.

Customer-Centric and Innovation-Driven Culture

We have created more than 35 new brands over the last 5 years to address specific consumer needs and market opportunities. We take a holistic approach with new brands, evaluating key attributes such as price points, packaging format, demographic and psychographic trends. We create new brands organically through an efficient concept-to-launch process, which generally requires less than eight months and can often be completed in less than three months. We believe that our efficient new product development and rapid speed to market gives us and our private label retailers an advantage over competitors because it enables us to quickly address actual or perceived unmet consumer needs and can help us better align brand strategy with consumer demand.

Demonstrated Success Acquiring and Integrating New Assets

We believe we have completed more brand mergers and acquisitions in the U.S. wine industry over the last 10 years than any other company in the industry. As illustrated in the following chart, we have completed more than 25 acquisitions since 2010.

2000

Girard
NAPA VALLEY

- Pat Roney acquired Girard Winery
- Marco DiGiulio becomes winemaker

2007

WINDSOR
VINEYARDS

- Pat Roney & Leslie Rudd acquired Windsor Vineyards

2009

Sonoma Coast
VINEYARDS

- Launched Private Label Program
- **Formed Vintage Wine Estates**

2010

KUNDE

- Acquired minority stake in Kunde & Pat Roney acquired management contract

2011

COSENTINO
NAPA VALLEY

C&B
Cartlidge & Browne

- Signed agreement with Deutsch Family Wine & Spirits

2012

RAY'S STATION
MENDOCINO

6 million case capacity

2013

CLOS PEGASE
NAPA VALLEY

VIANSA SONOMA

2014

CANOPY
MANAGEMENT

Middle Sister

PURPLE COWBOY

2015

B.R. COHN
WINERY

SWANSON
VINEYARDS

2016

THE SPLINTER GROUP

DELECTUS

BURIED CANE
Premium Wines

CLAYHOUSE
WINES

2017

CAMERON HUGHES

FIRESTEED

2018

LAYER CAKE

CHERRY PIE

if you see kay

TAMARACK
CELLARS

QUPÉ

DISTILLERY № 209

2019

LAETITIA
VINEYARD & WINERY

ALLOY WINE WORKS

Owen Roe

2021

KUNDE

VINESSE
WINES

SOMMELIER COMPANY

ACE
PREMIUM CRAFT CIDERS

2022

MEIER'S
BEVERAGE GROUP

Historically, our acquisitions have generated a strong return on equity. We review, on average, over 20 acquisitions per year, submit an average of four letters of intent and complete an average of two acquisitions per year. We have historically targeted a significant increase in the target company’s EBITDA within three years of the acquisition. To achieve these results, our acquisitions are subject to a rigorous, data-driven, due diligence and underwriting process, to assure that minimum financial thresholds with meaningful upside can be satisfied in each transaction.

Experienced Management Team

Our senior leaders have decades of experience in the wine and spirits industry and have gone through numerous economic and consumer cycles, providing them with unique insight and historical perspectives that less experienced leaders do not have. Vintage Wine Estates was founded by Patrick Roney and Leslie Rudd, who passed away in 2018. Mr. Roney has spent more than 30 years in the wine, spirits and food industries and has held senior leadership roles at leading brands such as Seagram’s, Chateau St. Jean, Dean & Deluca and the Kunde Family Winery. Throughout his career, Mr. Roney has demonstrated a keen understanding of and ability to anticipate market trends and consumer behaviors. Mr. Roney has also been able to attract some of the top talent in the industry, including President, Terry Wheatley. Ms. Wheatley has spent her entire career in the wine and spirits industry at leading firms, including at E.J. Gallo and the Sutter Home/Trinchero Family Estate. Ms. Wheatley also started her own wine brand, creation, sales and marketing company, Canopy Management, leveraging her long-term relationships with the wine industry’s top buyers to bring a portfolio of innovative wine brands to market. We acquired Canopy Brands in 2014.

Our Strategy

We are currently the 14th largest wine producer by cases shipped in California. We have been able to grow our business despite economic recessions. We intend to continue to grow our business by prioritizing the following goals: (i) increasing sales of our existing brands, (ii) continuing to develop new and innovative products, (iii) executing on our acquisition pipeline, (iv) continuing to grow our private label business, and (v) continuing to invest in and expand production capacity to meet the needs of our brands and our customers.

Increasing Sales of Existing Brands

We seek to grow our existing brands by increasing penetration within existing on-premise and off-premise retailers, selling into new retailers and distributors and investing in and expanding our DTC segment. Given the strength of our brands and our strong reputation with consumers, we believe we can increase the number of varietals and blends that are offered in retail and on-premise locations. As consumer shopping behaviors continue to evolve and change, we believe we are well positioned to continue to increase sales and conversions through our off-premise retailers’ digital channels with the investment in a dedicated eGrocery team to manage and support the digital shelf online as well as in popular delivery apps and services. We will continue to invest in our DTC business and intend to capitalize on the consumer’s willingness to purchase more products online. Additionally, regulatory authorities across the U.S. have relaxed regulations regarding delivery of alcohol directly to consumers in response to COVID-19 related restrictions. As consumers have grown more used to obtaining alcoholic beverages this way, we expect DTC sales to continue to increase. While it is too soon to know if these relaxed regulations will be permanently enacted in each state, we believe we are well-positioned to take advantage of a consumer shift to DTC sales.

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

Expanded Production Capacity

We believe we have opportunities to make capital investments that satisfy our financial return objectives while expanding our capacity to meet additional demand for our private brands and private label customers over time. We completed a $45.0 million investment in state-of-the-art technology upgrades to our Ray’s Station production facility. The upgraded facility, together with existing facilities, will allow us to produce and ship approximately 13.5 million cases of wine per year and store over 3 million cases of wine. The recently completed facility put our production and distribution capacity at levels comparable to the top 10 wine producers in the U.S. This facility also allows us to automate a number of processes that were previously completed manually, leading to increased efficiencies and margins.

We have also expanded our production capabilities and capacity with the acquisition of Meier's. Meier's has nearly 40,000 square feet of production, bottling, warehouse and office space. Along with enhanced production capabilities and supply chain efficiencies, Meier’s offers significant additional warehouse and storage space. The central Midwest location provides more efficient access to Midwest, Northeast, and Southeast markets, allowing for rapid expansion of points of distribution for products such as recently acquired ACE Cider.

We are one of a few vertically integrated winery companies that has our own DTC pick-and-pack capabilities, leading to substantial per case cost savings. Notably, we have recently added a second warehouse facility in Cincinnati, Ohio. This is significantly more efficient than outsourcing this work and is currently the fastest growing portion of the wine business versus wholesale or private label.

Our capital expenditures have been at elevated levels in recent years, and as projects are completed, we expect to see increased margins with modest platform investments required going forward.

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

Human Capital Management

Diversity, Equity and Inclusion

We are strongly committed to creating opportunities at our Company to find, hire and promote diverse voices and lead with responsibility to the principles of Diversity, Equity and Inclusion ("DEI"). Almost half of our positions at the Director level and above are women; with women strongly represented at the highest leadership positions, including as President and Chief Financial Officer. We are committed to fostering a work environment that values diversity and inclusion. This commitment includes providing equal access to and participation in, equal employment opportunities, programs and services without regard to race, religion, color, origin, disability, sex, sexual orientation, gender identity, veteran status, age or stereotypes based thereon. We welcome team members' differences, experiences, and beliefs, and we are investing in a more productive, engaged, diverse and inclusive workforce.

Employees

We monitor human capital metrics to ensure we are executing on our core values and making progress towards our diversity and inclusion commitments. As of June 30, 2022, we had 586 full-time employees. Among our employees, 37% identify as female, 60% identify as male and 3% are not specified. None of our employees are represented by a labor union, and none of our employees have entered into a collective bargaining agreement with us. We offer a highly competitive compensation and benefits program to attract and retain top talent.

Our talented employees drive our mission and share core values that both stem from and define our culture, which plays an invaluable role in our execution at all levels in our organization. Our culture is based on these shared core values which we believe contribute to our success and the continued growth of the organization. Our core values help reinforce their importance in our organization:

•
Entrepreneurial in Spirit
•
Humble in our Hearts
•
Results Driven in Practice
•
Customers Top of Mind

Employee Heath, Wellness & Safety

We work to prioritize the health, wellness and safety of our team members, and our environment. We continue to focus on workplace safety by providing training and bringing awareness to workplace best practices in our continuous efforts to prevent workplace injuries and accidents. The core elements of our employee health. wellness and safety strategy are risk analysis, incident management, documented processes, environmental programs, training and occupational health. We look to optimize safe operations, setting a new sustainability ambition and continued commitment to the governance of workplace health, safety and wellbeing, and a culture of leadership on safety across the Company. We provide bilingual feedback forms at all of our locations for employees to electronically submit safety recommendations or report unsafe work conditions. Additionally, our multilingual Whistleblower Hotline is available to report risks to health, wellness and safety. We continually strive to improve processes across safety training and incident training, among other areas.

Our comprehensive compensation and benefits package includes physical, emotional, financial and wellness programs including (for those eligible) a 401k match program, employer contribution to a Health Reimbursement Account, counseling through our Employee Assistance Program, and a flexible work program for hybrid or fully remote opportunities. We also encourage our employees and their families to lead a healthy lifestyle with a gym reimbursement program.

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

Government Regulation

The alcoholic beverage industry is subject to extensive regulation by the Alcohol and Tobacco Tax and Trade Bureau (“TTB”) (and other federal agencies), each state’s liquor authority and potentially local authorities as well, depending on location. As a result, there is a complex multi-jurisdictional regime governing alcoholic beverage manufacturing, distribution, and sales and marketing in the U.S. Regulatory agencies issue permits and licenses for manufacturing, distribution and retail sale (with requirements varying depending on location), govern “trade practice” activity at each tier and also regulate how each tier of the alcohol industry may interact with another tier. In addition, these laws, rules, regulations, and interpretations are constantly changing as a result of litigation, legislation and agency priorities. We take regulatory compliance very seriously, and to facilitate compliance with applicable requirements, we have a team of eight compliance professionals. We also use leading compliance software providers (Avalara and SOVOS) to assist the compliance team with data management and reporting cycles. Additionally, we consult with outside regulatory counsel on compliance issues on a regular basis and utilize Compliance Connection, an outside compliance company, on an as needed basis.

We maintain licenses and permits to produce and sell wholesale wine and cider with state regulatory agencies and TTB. We maintain licenses and permits to import, produce, and to import, rectify and wholesale distilled spirits with California and Ohio regulatory authorities and TTB. In addition to licenses for our primary production activity, we maintain hundreds of ancillary permits to support our wholesale and DTC segments. Most states require permitting and registrations with the state for shipments to wholesalers or consumers within the state, and these permits often also require local registration and tax reporting. We manage our permit compliance internally, with our team responsible for managing renewals, tax payments and reporting in a timely manner. Specifically, we complete the following to satisfy our regulatory obligations: (i) prepare TTB’s monthly Report of Wine Premises Operations, (ii) complete monthly TTB export division reports which coincide with the monthly Report of Wine Premises Operations, (iii) complete bi-weekly excise TTB tax returns, (iv) prepare and complete California Department of Tax and Fee Administration’s (CDTFA) winegrower, beer/wine importer, and distilled spirits reports and tax returns, (v) prepares and completes Washington state’s winegrower, beer/wine importer, and distilled spirits reports and tax returns, (vi) file annual grape crush and purchase reports with the U.S. Food and Drug Administration (“FDA”), (vii) regularly update corporate filings with the TTB, as well as state Alcohol Beverage regulatory agencies as required, and (viii) complete biennial registrations with the FDA.

In California, we maintain licenses with: (i) the California Department of Food and Agriculture to purchase grapes, (ii) a potable water system permit with the California Division of Drinking Water, (iii) a hazardous material business plan permit with the County of Mendocino California Division of Environmental Health, and (iv) a storm water pollution prevention plan permit with the State of California State Water Resources Control Board. Additionally, food processing facilities, which includes wineries and cideries, must register with the FDA, and we maintain such registrations for our facilities.

We believe that we possess all licenses and permits material to operating our business.

Sale of our products are subject to federal and state alcohol tax, payable at the time our products are removed from the bonded area of the production sites. In December 2017, the federal government passed comprehensive tax legislation that included the Craft Beverage Modernization and Tax Reform Act. This legislation modified federal alcohol tax rates by expanding the lower $1.07 per gallon tax rate to wines up to 16.0% alcohol content with wines containing higher alcohol levels being taxed at $1.57 per gallon. We are also subject to certain taxes at the state and local levels.

Available Information

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports are available free of charge on our website, www.vintagewineestates.com, under "Investors — Overview — SEC Filings" as soon as reasonably practicable after we electronically file them with, or furnish them to, the SEC. The SEC also maintains a website, www.sec.gov, where you can search for annual, quarterly and current reports, proxy and information statements, and other information regarding us and other public companies.

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

Risks Related to Our Operations

The strength of our reputation is critical to our success and may be adversely effected by contamination or other quality control issues or other factors outside of our control.

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

Additionally, third parties may sell wines or inferior brands that imitate our winery brands or that are counterfeit versions of our labels, and customers could confuse these imitation labels with our authentic wines. A negative consumer experience with such a wine could cause them to refrain from purchasing our brands in the future and damage our brand integrity. Any failure to maintain the actual or perceived quality of our wines could materially and adversely affect our business, results of operations and financial results.

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

Our wholesale operations and wholesale revenues depend largely on independent distributors whose performance and continuity is not assured. Our wholesale operations generate revenue from products sold to distributors, who then sell them to off-premise retail locations such as grocery stores, specialty and multi-national retail chains, as well as on-premise locations such as restaurants and bars. Sales to distributors are expected to continue to represent a substantial portion of our revenues in the future. A change in relationships with one or more significant distributors could harm our business and reduce sales. The laws and regulations of several states prohibit changes of distributors except under certain limited circumstances, which makes it difficult to terminate a distributor for poor performance without reasonable cause as defined by applicable statutes. Difficulty or inability with respect to replacing distributors, poor performance of major distributors or inability to collect accounts receivable from major distributors could harm our business. There can be no assurance that existing distributors and retailers will continue to purchase our products or provide ours products with adequate levels of promotional support. Consolidation at the retail tier, among club and chain grocery stores can be expected to heighten competitive pressure to increase marketing and sales spending or constrain or reduce prices.

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

Decreases in brand quality ratings by important rating organizations could adversely affect our business.

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

A significant portion of our activities are in California and the Pacific Northwest, which regions are increasingly prone to seismic activity, landslides, wildfires and other natural disasters (collectively, “catastrophes”). Although VWE insures against catastrophes, including through our use of a wholly-owned captive insurance company and by carrying insurance to cover our own property damage, business interruption and certain production assets, we may not be fully insured against all catastrophes, the occurrence of which may (i) disrupt our operations, (ii) delay production, shipments and revenue and (iii) result in significant expenses to repair or replace damaged vineyards or facilities. Any disruption caused by a catastrophe could adversely affect our business, results of operations or financial condition.

Our inability to protect trademarks and other intellectual property rights could adversely affect its business.

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

The ongoing COVID-19 pandemic and its variants has had, and will likely continue to have, adverse effects on the economy and on our business.

The COVID-19 pandemic and it variants, are likely to adversely affect the economies and financial markets and could result in an economic downturn and a recession. It is uncertain how this would affect demand for our products. While VWE continues to see robust demand in its industry, and has seen little impact to its results of operations from the COVID-19 pandemic, the environment remains uncertain and it may not be sustainable over the longer term. The degree to which the pandemic ultimately impacts our business and results of operations will depend on future developments beyond our control, including the severity of the pandemic, the extent of actions to contain the virus, the availability and efficacy of a vaccine or other treatment, how quickly and to what extent normal economic and operating conditions can resume, and the severity and duration of the economic downturn that results from the pandemic.

Rising inflation may result in increased costs of operations and negatively impact the credit and securities markets generally, which could have a material adverse effect on our results of operations and the market price of our common stock.

Inflation has accelerated in the U.S. and globally due in part to global supply chain issues, a rise in energy prices, and strong consumer demand as economies continue to reopen from restrictions related to the COVID-19 pandemic. An inflationary environment can increase our cost of labor as well as our energy and other operating costs which may have a material adverse impact on our financial results. In addition, economic conditions could impact and reduce the number of customers who purchase our products as credit becomes more expensive or unavailable. Although interest rates have increased and are expected to increase further, inflation may continue. Further, increased interest rates could have a negative effect on the securities markets generally which may, in turn, have a material adverse effect on the market price of our common stock.

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

If we are unable to obtain adequate supplies of grapes or other raw materials, or if there is an increase in the cost of such materials, or contamination to ingredients or products, our profitability and production of wine could be negatively impacted, which could materially and adversely affect our business, results of operations and financial condition.

We source our grapes from the vineyards that we own and control and from independent growers. Our production activities also require adequate supplies of other quality agricultural, raw and processed materials, including corks, glass bottles, barrels, winemaking additives and agents, water and other supplies. A shortage of, or contamination to grapes of the required variety and quality, or an inability to obtain or significant increase in the price of other requisite raw materials, could impair our ability to produce wines in the quantity and quality demanded by our customers and reduce our profitability.

Any such occurrences could adversely affect our business, results of operations and financial condition.

Drought or inclement weather could reduce the amount of water available for use in our growing and production activities, which could materially and adversely affect our business, results of operations and financial condition.

Water supply and adequate rainfall are critical to the supply of grapes, other agricultural raw materials and generally our ability to operate our business. If climate patterns change or droughts occur, there may be a scarcity of water or poor water quality, which could affect production costs, consistency of yields or impose capacity constraints. VWE depends on enough quality water for operation of its wineries, as well as to irrigate its vineyards and conduct other operations. The suppliers of the grapes and other agricultural raw materials purchased by VWE also depend upon sufficient supplies of quality water for their vineyards and fields. Prolonged or severe drought conditions or restrictions imposed on irrigation options by governmental authorities could have an adverse effect on our business, results of operations and financial condition.

Impacts from climate change and related government regulations may adversely affect our financial condition.

Our business depends upon agricultural activity and natural resources. There has been much public discussion related to concerns that carbon dioxide and other GHGs in the atmosphere may have an adverse impact on global temperatures, weather patterns, and the frequency and severity of extreme weather and natural disasters. Severe weather events and natural disasters, such as our experiences with drought, flooding, and/or wildfires in California, Oregon, or Washington, and climate change may negatively affect agricultural productivity in the regions from which we presently source our various agricultural raw materials or the energy supply powering our production facilities. Decreased availability of our raw materials may increase our cost of product sold. Severe weather events and natural disasters or changes in the frequency or intensity of weather events or natural disasters can also impact product quality and disrupt our supply chains, which may affect production operations, insurance cost and coverage, as well as delivery of our products to wholesalers, retailers, and consumers. Natural disasters such as severe storms, floods, and earthquakes may also negatively impact the ability of consumers to purchase our products.

We may experience significant future increases in the costs associated with environmental regulatory compliance, including fees, licenses, and the cost of capital improvements for our operating facilities to meet environmental regulatory requirements. In addition, we may be party to various environmental remediation obligations arising in the normal course of our business or relating to historical activities of businesses we acquire. Due to regulatory complexities, governmental or contractual requirements, uncertainties inherent in litigation, and the risk of unidentified contaminants in our current and former properties, the potential exists for remediation, liability, indemnification, and other costs to differ materially from the costs that we have estimated. We may incur costs associated with environmental compliance arising from events we cannot control, such as unusually severe droughts, floods, hurricanes, earthquakes, or fires, which could have a material adverse effect upon our business, liquidity, financial condition, and/or results of operations.

We could be negatively impacted by the occurrence of wine contamination.

We are subject to certain hazards and product liability risks, such as potential contamination, through tampering or otherwise, of ingredients or products. Contamination of our wine could result in destruction of our wine held in inventory and could cause the need for a product recall, which could significantly damage VWE’s reputation for product quality. We maintain insurance against certain of these kinds of risks, and others, under various insurance policies. However, our insurance may not be sufficient to fully cover any resulting liability or may not continue to be available at a price or on terms that are satisfactory to us.

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

If we are unable to maintain and upgrade our system safeguards, we may incur unexpected costs and certain of our systems may become more vulnerable to unauthorized access. In the event of a ransomware or other cyber-attack, the integrity and safety of our data could be at risk or we may incur unforeseen costs impacting our financial position. If the IT systems, networks or service providers we rely upon fail to function properly, or if we suffer a loss or disclosure of business or other sensitive information due to any number of causes ranging from catastrophic events, power outages, security breaches, unauthorized use or usage errors by employees, vendors or other third parties and other security issues, we may be subject to legal claims and proceedings, liability under laws that protect the privacy and security of personal information (also known as personal data), litigation, governmental investigations and proceedings and regulatory penalties, and we may suffer interruptions in our ability to manage our operations and reputation, competitive or business harm, which may adversely affect our business, results of operations and financial results. In addition, such events could result in unauthorized disclosure of material confidential information, and we may suffer financial and reputational damage because of lost or misappropriated confidential information belonging to us or to our employees, stockholders, customers, suppliers, consumers or others. In any of these events, we could also be required to spend significant financial and other resources to remedy the damage caused by a security breach or technological failure and the reputational damage resulting therefrom, to pay for investigations, forensic analyses, legal advice, public relations advice or other services, or to repair or replace networks and IT systems.

As a result of the growing normalization of hybrid and remote work, a greater number of our employees are working remotely and accessing our IT systems and networks remotely, which may further increase our vulnerability to cybercrimes and cyberattacks and increase the stress on our technology infrastructure and systems. Although we maintain cyber risk insurance, this insurance may not be sufficient to cover all of our losses from any future breaches or failures of our IT systems, networks and services.

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

Compliance with applicable privacy and data protection laws and regulations is a rigorous and time-intensive process, and we may be required to put in place additional mechanisms ensuring compliance. Our actual or alleged failure to comply with any applicable privacy and data protection laws and regulations, industry standards or contractual obligations, or to protect such information and data that we process, could result in litigation, regulatory investigations, and enforcement actions against us, including fines, orders, public censure, claims for damages by employees, customers and other affected individuals, public statements against us by consumer advocacy groups, damage to our reputation and competitive position and loss of goodwill (both in relation to existing customers and prospective customers) any of which could have a material adverse effect on our business, financial condition, results of operations, and cash flows. Additionally, if third parties that we work with, such as vendors or developers, violate applicable laws or our policies, such violations may also place personal information at risk and have an adverse effect on our business. Even the perception of privacy concerns, whether valid, may harm our reputation, subject us to regulatory scrutiny and investigations, and inhibit adoption of our wines by existing and potential customers.

Risks Related to Regulation of Our Business

VWE’s failure to obtain or maintain necessary licenses or otherwise fail to comply with applicable laws and regulations could have adverse effects on its results of operations, financial condition and business.

A complex multi-jurisdictional regime governs alcoholic beverage manufacturing, distribution, sales, and marketing in the United States. The alcoholic beverages industry in which VWE operates is subject to extensive regulation by the Alcohol and Tobacco Tax and Trade Bureau (and other federal agencies), each state’s liquor authority, and potentially local authorities depending on location. These regulations and laws dictate such matters as licensing requirements, production, importation, ownership restrictions, trade, and pricing practices, permitted distribution channels, delivery, and prohibitions on sales to minors, permitted, and required labeling, and advertising and relations with wholesalers and retailers. These laws, regulations and licensing requirements may, and sometimes are, interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other legal mandates or with VWE’s business practices. Further, these laws, rules, regulations, and interpretations are constantly changing because of litigation, legislation, and agency priorities, and could result in increased regulation. VWE’s actual or asserted non-compliance with any such law, regulation or requirement could expose VWE to investigations, claims, litigation, injunctive proceedings and other criminal or civil proceedings by private parties and regulatory authorities, as well as license suspension, license revocation, substantial fines, and negative publicity, any of which could adversely affect VWE’s results of operations, financial condition, and business.

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

New and changing environmental requirements, and new market pressures related to climate change, could materially and adversely affect our business, results of operations and financial results.

There has been significant public discussion related to concerns that carbon dioxide and other greenhouse gases in the atmosphere have an adverse impact on global temperatures, weather patterns and the frequency and severity of extreme weather and natural disasters. Federal regulations govern, among other things, air emissions, wastewater and stormwater discharges, and the treatment, handling and storage and disposal of materials and wastes. State environmental regulations and authorities intended to address and oversee environmental issues are largely state-level analogs to federal regulations and authorities intended to perform the similar purposes. We are subject to state and local environmental regulations that address a number of elements of our wine production process, including air quality, the handing of hazardous waste, recycling, water use and discharge, emissions and traffic impacts. Compliance with these and other environmental regulation requires significant resources. Continued regulatory and market trends towards sustainability may require or incentivize us to make changes to our current business operations. We may experience future increases in the costs associated with environmental regulatory compliance, including fees, licenses and the cost of capital improvements to meet environmental regulatory requirements. In addition, we may be party to various environmental remediation obligations arising in the normal course of our business or relating to historical activities of businesses we acquire. We cannot assure that our costs in relation to these matters will not have a material adverse effect on our business, results of operations and financial results.

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

In the course of our financial close process for the fiscal years ended June 30, 2022 and 2021, we identified a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness identified relates to our process and controls over financial reporting related to balance sheet account reconciliations, which includes the prior year identification of certain inventory-related account balances and the current year identification of interest rate swap derivatives account balances. Management concluded that this material weakness arose because we did not have effective business processes and controls to perform reconciliations of balance sheet account balances.

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

On July 27, 2017, the U.K.’s Financial Conduct Authority (the authority that administers LIBOR) announced that it intends to phase out LIBOR by the end of 2021. The replacement of LIBOR with an alternative rate or benchmark, may adversely affect interest rates and result in higher borrowing costs. This could materially and adversely affect our results of operations, cash flows and liquidity. VWE cannot predict the effect of the potential changes to the establishment and use of alternative rates or benchmarks. VWE may need to renegotiate its credit facility or incur other indebtedness. The use of an alternative rate or benchmark, could negatively impact the terms of such renegotiated credit facility or such other indebtedness. If LIBOR ceases to exist, VWE might need to amend certain contracts and cannot predict what alternative rate or benchmark would be negotiated. This may result in an increase to VWE interest expense.

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

A failure to comply with anti-corruption laws, trade sanctions and restrictions, or similar laws or regulations may have a material adverse effect on our business and financial results.

Some of the countries where we do business have a higher risk of corruption than others. While we are committed to doing business in accordance with all applicable laws, including anti-corruption laws and global trade restrictions, we remain subject to the risk that an employee, or one of our many direct or indirect business partners, may take action determined to be in violation of international trade, money laundering, anti-corruption, or other laws, sanctions, or regulations, including the U.S. Foreign Corrupt Practices Act of 1977, the U.K. Bribery Act 2010, or equivalent local laws. Because the COVID-19 pandemic has negatively impacted numerous local economies, government intervention in local economies and businesses has increased, which has elevated the risk of and opportunity for corruption. Any determination that our operations or activities are not in compliance with applicable laws or regulations, particularly those related to anti-corruption and international economic or trade sanctions, could result in investigations, interruption of business, loss of business partner relationships, suspension or termination of licenses and permits (our own or those of our partners), imposition of fines, legal or equitable sanctions, negative publicity, and management distraction or departure. Further, our continued compliance with applicable anti-corruption, economic and trade sanctions, or other laws or regulations, and our other policies could result in higher operating costs, delays, or even competitive disadvantages.

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

VWE will continue to incur significant expenses and administrative burdens as a public company, which could have an adverse effect on its business, financial condition and results of operations.

VWE, as a public company, faces significant legal, accounting, administrative and other costs and expense. VWE also is a reporting issuer in all of the provinces and territories of Canada, other than Quebec. The Sarbanes-Oxley Act, as well as rules and regulations subsequently implemented by the SEC, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and the rules and regulations promulgated and to be promulgated thereunder, the Public Company Accounting Oversight Board (United States), and Nasdaq impose additional reporting and other obligations on public companies. Compliance with public company requirements will increase costs and make certain activities more time-consuming. In addition, expenses associated with public company reporting requirements will be incurred. Furthermore, if any issues in complying with those requirements are identified (for example, if the auditors identify a material weakness or a significant deficiency in the internal control over financial reporting), then VWE could incur additional costs rectifying those issues, and the existence of those issues could adversely affect VWE’s reputation or investor perceptions of it. It may also be more expensive to obtain director and officer liability insurance in such a situation. Risks associated with VWE’s status as a public company may make it more difficult to attract and retain qualified persons to serve on the board of directors or as executive officers. The additional reporting and other obligations imposed by these rules and regulations will increase legal and financial compliance costs and the costs of related legal, accounting and administrative activities. These increased costs will require VWE to divert a significant amount of money that could otherwise be used to expand the business and achieve strategic objectives. Advocacy efforts by stockholders and third parties may also prompt additional changes in governance and reporting requirements, which could further increase costs.

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

Although several of the directors of the Company have substantial public market experience, as well as our new recently appointed CFO, VWE’s other executive officers have limited experience in the management of a publicly traded company subject to significant regulatory oversight and reporting obligations under federal securities laws. VWE’s management team may struggle to manage VWE successfully or effectively as a public company. Their limited experience in dealing with the increasingly complex laws pertaining to public companies could be a significant disadvantage in that it is likely that an increasing amount of their time may be devoted to these activities, which will result in less time being devoted to the management and growth of VWE. It is possible that VWE will be required to expand its employee base and hire additional qualified personnel, or engage additional outside consultants and professionals, to support its operations as a public company, increasing its operating costs in future periods.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Corporate Office

Our corporate headquarters are located in Incline Village, Nevada, where we occupy approximately 1,200 square feet under a lease that expires January 31, 2024, with two options to extend for additional terms with a duration of thirty six (36) months each.

Vineyards

We own or control approximately 1,100 acres of planted vineyards located in the premier winegrowing regions of the U.S. We currently own ten winery estates and lease three winery estates.

Wine, Spirits and Cider Production Facilities

Our revamped Ray’s Station facility has a footprint exceeding 700,000 square feet in size. Located in Hopland, California, the facility contains areas for receiving grapes and bulk wine, as well as processing, fermenting and aging. The property also has bottling, laboratory facilities and offices. Approximately 150,000 square feet of outside production area is used for crushing, pressing and fermenting wine grapes.

We expanded our production into a cidery with the acquisition of ACE Cider. Located in Sebastopol, California, ACE Cider has approximately 15,000 square feet of production, warehouse and office space. The cidery will not only produce its own brand, but also adds an innovative product line to our ready-to-drink category, giving us access to a significant new sales channel for distribution.

We have also expanded our production capabilities and capacity with the acquisition of Meier's. Located in Silverton, Ohio, Meier's has nearly 40,000 square feet of production, bottling, warehouse and office space. Along with enhanced production capabilities and supply chain efficiencies, Meier’s offers significant additional warehouse and storage space. The central Midwest location provides more efficient access to Midwest, Northeast, and Southeast markets, allowing for rapid expansion of points of distribution for products such as recently acquired ACE Cider.

We are focused on sustainability, the environment and reducing our environmental impact. Towards that end, we have increased our solar power generation capacity at Ray’s Station from 750 kilowatts to 2.23 megawatts and have started to use the Tesla battery for energy storage to further reduce our carbon footprint. We have also improved the efficiency of our water and wastewater treatment facilities at Ray’s Station in anticipation of the increased output from the new high-speed bottling line. Similarly, we have reduced the amount of water used and improved our recycling capacity by purchasing new equipment at our Clos Pegase and Girard properties. In addition, we have installed a computerized tank control system at the Girard winery to control the timing and demand for electricity from our chilling equipment.

Properties are used by all segments, excluding ACE Cider which is specifically used by our Wholesale segment.

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

The following graph also compares the performance of our common stock to Duckhorn Portfolio, Inc., (ticker symbol: NAPA), a peer issuer in the business of producing and selling luxury and ultra-luxury wines, assuming $100 was invested on March 22, 2021, which was its first day of trading on the New York Stock Exchange. Prior to this date there was no public trading market for its common stock.

Pursuant to applicable Securities and Exchange Commission rules, all values assume reinvestment of pre-tax amount of all dividends; however, no dividends have been declared on our common stock to date.

Stock Performance Graph
VWE ("BSPE" prior to June 8, 2021)
Crimson Wine Group, Ltd. (CWGL)
Duckhorn Portfolio, Inc. (NAPA)
IXIC
$160
$140
$120
$100
$80
$60
$40
$20
$-
$100
107
$146
$118
$111
$104
$114
$106
February 8, 2021
March 22, 2021
June 30, 2021
June 30, 2022

	February 8, 2021	March 22, 2021	June 30, 2021	June 30, 2022
VWE ("BSPE" prior to June 8, 2021)	$100	$99	$118	$78
Crimson Wine Group, Ltd. (CWGL)	$100	$107	$146	$114
Duckhorn Portfolio, Inc. (NAPA)	$-	$100	$114	$109
Nasdaq Composite Index (IXIC)	$100	$96	$104	$79

Holders of Common Stock

As of June 30, 2022, there were twenty-nine (29) holders of record of our common stock.

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

Sale of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer

The following table presents information with respect to our repurchases of our equity securities during the fiscal quarter ended June 30, 2022:

Repurchases	Total number of shares purchased	Average price paid per share	Total number of warrants purchased	Average price paid per warrant	Total number of shares and warrants purchased as part of publicly announced plans or programs (1)	Approximate dollar value of shares and warrants that may yet be purchased under the plans or programs
April 1, 2022 - April 30, 2022	417,429	$10.12	-	$-	417,429	$22,966,310
May 1, 2022 - May 31, 2022	885,897	8.50	-	-	885,897	15,436,185
June 1, 2022 - June 30, 2022	1,255,029	9.06	181,553	1.46	1,436,582	3,800,555
Total	2,558,355	$9.04	181,553	$1.46	2,739,908

(1) On March 8, 2022, the Company announced that our board of directors approved a repurchase plan authorizing us to purchase up to $30.0 million in aggregate value of our common stock and/or warrants through September 8, 2022. The repurchase program is more fully disclosed in Note 13.

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

Overview

Vintage Wine Estates is a leading vintner in the United States ("U.S."), offering a collection of wines produced by award-winning, heritage wineries, popular lifestyle wines, innovative new wine brands, packaging concepts, as well as craft spirits and cider. Our name brand wines include Layer Cake, Cameron Hughes, Clos Pegase, B.R. Cohn, Firesteed, Bar Dog, Kunde, Cherry Pie and many others. Since our founding over 20 years ago, we have grown organically through wine brand creation and through acquisitions to become the 14th largest wine producer based on cases of wine shipped in California. We sell over 2.5 million cases annually.

Our key differentiator is our diversification—what we call our three-legged stool business model.

We are diversified in our brand collection, producing nearly 60 brands ranging in retail price from $10 to $150, with a focus on the fastest growing $10 to $20 segment. Over eighty percent of our business is done in this critical segment.

We are diversified in our omni-channel sales strategy balanced between direct-to-consumer, 31.5% of sales, traditional wholesale, 28.8% of sales and business-to-business at 38.8% of sales. Our direct-to-consumer segment is particularly robust. Where most wine companies have two direct sales levers to pull: tasting rooms and wine clubs, we have seven: tasting rooms, wine clubs, ecommerce, Cameron Hughes, Windsor/custom label design and engraving, QVC/HSN and The Sommelier Company.

We are diversified in our sourcing with a strong asset base of 3,300 owned and leased vineyard acres in located in the premier winegrowing regions of the U.S. and 10 owned winery estates. These properties extend from the Central Coast of California to storied appellations in Napa Valley and Sonoma County, north to Oregon and Washington. We obtain fruit for our wines from owned and leased vineyards, as well as other sources, including independent growers and the spot wine market.

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

Our growth has allowed us to reinvest in our business and create the scale and infrastructure needed to successfully manage a variety of different wine brands and channels and reduce costs. Our owned winery facilities have the capacity to store up to 9.0 million gallons of wine per year. In addition, we have a high-speed bottling facility with the capacity to bottle over 13.5 million cases annually.

Additional bottling capacity is not only used for our products, but also allows us to further expand our bottling and fulfillment services offered to third parties on a contract basis. The additional capacity of the bottling facility may not initially be fully utilized but provides us with capacity consistent with our growth plans. Our scale and consolidated operations are expected to enable us to increase margins of the businesses that we acquire, providing accretive value promptly after the acquisition.

Strategy

Our strategy is to continue to grow organically and through acquisitions with a view towards making two to three acquisitions per year over the next five years. We believe we have completed more brand mergers and acquisitions in the U.S. wine industry over the last 10 years than any other company in the industry. These acquisitions have allowed us to diversify our wine sourcing into regions outside of California, expand our portfolio of brands, increase our vineyard assets and provide our DTC and retail customers with a range of products to choose from.

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

Net Revenues

We generate revenue from our segments: Wholesale, Business-to-Business ("B2B"), Direct-to-Consumer ("DTC") and Corporate and Other. We recognize revenue from sales when obligations under the terms of a contract with our customer are satisfied. Generally, this occurs when the product is shipped, and title passes to the customer, and when control of the promised product or service is transferred to the customer. Our standard terms are free on board, or FOB, shipping point, with no customer acceptance provisions. Revenue is measured as the amount of consideration expected to be received in exchange for transferring products. We recognize revenue net of any taxes collected from customers, which are subsequently remitted to governmental authorities. We account for shipping and handling as activities to fulfill our promise to transfer the associated products. Accordingly, we record amounts billed for shipping and handling costs as a component of net sales and classify such costs as a component of costs of sales. Our products are generally not sold with a right of return unless the product is spoiled or damaged. Historically, returns have not been significant to us.

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

Case Volumes

In addition to acquisitions, the primary drivers of net revenue growth in any period are attributable to changes in case volumes and changes in product mix and sales price. Case volumes represents the number of 9-liter equivalent cases of wine that we sell during a particular period. Case volumes are an important indicator of what is driving gross margin. This metric also allows us to develop our supply and production targets for future periods.

The following table summarize 9-liter equivalent cases by segment:

	June 30,
(in thousands)	2022	2021
Wholesale	1,561	969
B2B	582	558
DTC	401	348
Total case volume	2,544	1,875

Case volumes were up 35.7% for the fiscal year driven by volume increases in the Wholesale and DTC segments. Wholesale volumes grew 61.1% for the year due to increased volumes of core brands as well as volumes associated with the acquisition of ACE Cider. DTC volumes were up 15.2% driven by increased tasting room, wine club, and event activity coupled with volumes related to the acquisition of Vinesse. B2B volumes remained relatively flat for the year.

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

Adjusted EBITDA is defined as earnings (loss) before interest, income taxes, depreciation and amortization, stock-based compensation expense, casualty losses or gains, impairment losses, changes in the fair value of derivatives, restructuring related income or expenses, acquisition and integration costs, and certain non-cash, non-recurring, or other items included in net income (loss) that we do not consider indicative of our ongoing operating performance, including non-cash inventory write downs and COVID related adjustments. COVID related adjustments relate to the delayed GAZE brand launch and nonrecurring costs of implementing safety protocols for production facilities, warehouse, tasting rooms and offices. Adjusted EBITDA Margin is defined as Adjusted EBITDA divided by net revenues.

The following is a reconciliation of net income to Adjusted EBITDA for the periods presented:

	June 30, 2022		June 30, 2021
Net (loss) income	(679)		$10,088
Interest expense	13,910	-	11,581
Income tax provision	1,061		766
Depreciation and amortization	25,297		11,900
Gain on litigation proceeds	(3,000)		(3,845)
Stock-based compensation expense	6,914		3,334
Inventory adjustment for wildfire impact - vineyard	-		3,302
Inventory adjustment for wildfire impact - winery overhead	-		9,000
Inventory write down	19,100		-
PPP loan forgiveness	-		(6,604)
Net unrealized (gain)/loss on interest rate swap agreements	(22,950)		(6,136)
Loss/(gain) on disposition of assets	485		(1,001)
Deferred rent adjustment	375		352
Transaction expenses	-		4,339
Impairment of intangible assets	-		1,081
Remeasurement of contingent consideration liabilities	(3,570)		(329)
Post-acquisition accounts receivable write-down	-		109
Incremental public company costs	5,000		-
Acquisition integration costs	934		-
Deferred gain on sale leaseback	(1,334)		(1,335)
COVID related adjustments	-		1,563
Inventory acquisition basis adjustment	5,275		401
Adjusted EBITDA	$46,818		$38,566
Revenue	$293,770		$220,742
Adjusted EBITDA margin	15.9%		17.5%

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

Trends and Other Factors Affecting Our Business

Various trends and other factors affect or have affected our operating results, including:

COVID-19

The COVID-19 pandemic ("COVID-19"), which the World Health Organization declared a pandemic in March 2020, continues to disrupt the U.S. and global economies, resulting in adverse economic conditions and business disruptions, as well as significant volatility in global financial markets. While many measures implemented by governments in an effort to slow the spread of COVID-19 have been lifted or eased, some are continuing despite vaccines due to the emergence of variants of the virus.

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

Industry Conditions

The wine industry is recession resistant, with sustained growth over the past 25 years despite downturns in economic conditions from time to time. Consumers are increasingly purchasing higher priced wines and other alcoholic beverages, which has accelerated throughout the COVID-19 pandemic. Consumption increases are largely in the $10.00 or more retail price per bottle premium and luxury wine categories. Approximately 80% of our wine sales are in the premium segment.

U.S. Wildfires

Significant wildfires in California, Oregon and Washington states, have historically engulfed the affected regions in smoke and flames. The long-term trend is that wildfires are increasing resulting from drought conditions. Drought conditions due to global climate change have increased the severity of destructive wildfires which have affected the U.S. grape harvest. When vineyards and grapes are exposed to smoke, it can result in an ashy, burnt, or smoky aroma, described as "smoke tainted”. Industry grape suppliers have also experienced smoke and fire damage from the wildfires. Damage to our grape harvest and vineyards caused from the wildfires has impacted our revenues, costs of revenues and winery overhead for the periods presented.

Casualty Gains

We suffered smoke-tainted inventory damage resulting from the October 2017 Napa and Sonoma County wildfires. We filed an insurance claim for this damage, which was settled in fiscal 2021 for approximately $3.8 million, net of legal costs. In fiscal 2022, we received an additional $2.7 million, net of legal costs, related to wildfire claims. The gain of litigation proceeds consists of payments we received from our insurer.

Results of Operations

Comparison of the years ended June 30, 2022 and 2021

The following table summarizes our operating results for the periods presented:

	Year Ended June 30,		Dollar Change	Percent Change
	2022	2021
Net revenues
Wine, spirits and cider	$208,954	$177,331	$31,623	17.8%
Nonwine	84,816	43,411	41,405	95.4%
	293,770	220,742	73,028	33.1%
Cost of revenues
Wine, spirits and cider	151,117	119,350	31,767	26.6%
Nonwine	52,698	26,041	26,657	102.4%
	203,815	145,391	58,424	40.2%
Gross profit	89,955	75,351	14,604	19.4%
Selling, general, and administrative expenses	105,296	72,505	32,791	45.2%
Impairment of intangible assets	-	1,081	(1,081)	*
Loss (gain) on sale of property, plant, and equipment	485	(1,001)	1,486	-148.5%
Deferred gain on sale leaseback	(1,334)	(1,335)	1	-0.1%
Gain on litigation proceeds	(3,000)	(4,750)	1,750	-36.8%
Gain on remeasurement of contingent consideration liabilities	(3,570)	(329)	(3,241)	*
(Loss) income from operations	(7,922)	9,180	(17,102)	*
Other income (expense)
Interest expense	(13,910)	(11,581)	(2,329)	20.1%
Net unrealized gain on interest rate swap agreements	22,950	6,136	16,814	*
Gain on Paycheck Protection Program loan forgiveness	-	6,604	(6,604)	*
Other, net	(736)	515	(1,251)	*
Total other income, net	8,304	1,674	6,630	*
Income before provision for income taxes	382	10,854	(10,472)	-96.5%
Income tax provision	1,061	766	295	38.5%
Net (loss) income	(679)	10,088	(10,767)	-106.7%
Net (loss) income attributable to the noncontrolling interests	(108)	218	(326)	-149.5%
Net (loss) income attributable to Vintage Wine Estates, Inc.	(571)	9,870	(10,441)	-105.8%
Accretion on redeemable Series B stock	-	5,785	(5,785)	*
Net (loss) income allocable to common stockholders	$(571)	$4,085	$(4,656)	-114.0%

*Not meaningful

Net Revenues

Net revenues for the year ended June 30, 2022 increased $73.0 million, or 33.1%, to $293.8 million, from $220.7 million for the year ended June 30, 2021. The increase was driven by an increase in B2B net revenues of approximately $36.5 million, of which $7.3 million related to acquisitions, DTC net revenues of approximately $25.8 million, of which $11.0 million related to acquisitions, and Wholesale net revenues of $11.6 million, of which $13.4 million related to acquisitions, partially offset by a decrease in Other net revenues of approximately $0.9 million.

Gross Profit

Gross profit for the year ended June 30, 2022 increased $14.6 million, or 19.4%, to $90.0 million, from $75.4 million for the year ended June 30, 2021. The increase in gross profit was primarily driven by the strong DTC post-COVID growth of $10.6 million. Acquisitions contributed an additional $13.1 million of gross profit. These increases were partially offset by $19.1 million of non-cash inventory write-downs identified through material weakness remediation efforts.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses for the year ended June 30, 2022 increased $32.8 million, or 45.2%, to $105.3 million, from $72.5 million for the year ended June 30, 2021. The increase in selling, general and administrative expenses was driven primarily by our acquisitions, increased compensation and benefits due to staffing increases and inflation.

(Loss) Income from Operations

Loss from operations for the year ended June 30, 2022 was $7.9 million, a decrease of $17.1 million from income of $9.2 million for the year ended June 30, 2021. The decrease was driven by $19.1 million non-cash inventory write-downs identified through material weakness remediation efforts, offset by increased growth in our B2B and DTC segments.

Other Income

Total other income was $8.3 million for the year ended June 30, 2022 compared to income of $1.7 million for the year ended June 30, 2021, a net increase of $6.6 million. The change was due primarily to an unrealized gain on our interest rate swap agreements of $23.0 million, partially offset by increased interest expense on increased outstanding debt balances and $6.6 million related to the forgiveness of the Paycheck Protection Program (“PPP”) loan in the prior year period.

Income Tax Provision

Income tax expense was $1.1 million for the year ended June 30, 2022 compared to income tax expense of $0.8 million for the year ended June 30, 2021. The income tax expense in fiscal 2022 was primarily due to changes in pre-tax income and non-deductible stock based compensation. The income tax expense for the year ended June 30, 2021 was primarily due to an increase in annual net income and costs related to the transaction, partially offset by the PPP Loan forgiveness, stock based compensation and research and development tax credits.

Segment Results

Our financial performance is classified into the following segments: Wholesale, B2B, DTC and Corporate and Other. Our corporate operations, including centralized selling, general and administrative expenses and other factors, such as the re-measurements of contingent consideration and impairment of intangible assets and goodwill are not allocated to the segments, as management does not believe such items directly reflect our core operations. Other than our long-term property, plant and equipment for wine tasting facilities, and customer lists, trademarks and trade names specific to acquired companies, our revenue generating assets are utilized across segments. Accordingly, the foregoing items are not allocated to the segments and are not discussed separately as any results that had a significant impact on operating results are included in the consolidated results discussion above.

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

Segment Results for the Years Ended June 30, 2022 and 2021

Wholesale Segment Results

	Year Ended June 30,		Dollar	Percent
(in thousands, except %)	2022	2021	Change	Change
Net revenues	$84,534	$72,908	$11,626	15.9%
Income from operations	$5,507	$15,044	$(9,537)	-63.4%

Wholesale net revenues for the year ended June 30, 2022 increased by approximately $11.6 million, or 15.9%, from the year ended June 30, 2021. The increase was attributable to $13.4 million in net revenues related to acquisitions, partially offset by discontinued brands.

Wholesale income from operations for the year ended June 30, 2022 decreased by approximately $9.5 million from the year ended June 30, 2021. The decrease was attributable to increased cost of sales of $5.8 million primarily related to non-cash inventory write-downs identified through material weakness remediation efforts, increased cost of sales of $1.6 million related to inflation and supply chain challenges as well as an operating loss of $0.2 million related to acquisitions driven by $1.6 million of amortization of intangible assets acquired.

B2B Segment Results

	Year Ended June 30,		Dollar	Percent
(in thousands, except %)	2022	2021	Change	Change
Net revenues	$113,934	$77,440	$36,494	47.1%
Income from operations	$16,920	$17,944	$(1,024)	-5.7%

B2B net revenues for the year ended June 30, 2022 increased by approximately $36.5 million, or 47.1% from the year ended June 30, 2021. The increase was primarily attributable to bulk distilled alcohol sales and $7.3 million in net revenues related to acquisitions.

B2B income from operations for the year ended June 30, 2022 decreased by $1.0 million, or 5.7%, from the year ended June 30, 2021. The decrease was attributable to increased cost of sales of $34.3 million primarily related to cost of sales attributed from bulk distilled alcohol sales and non-cash inventory write-downs identified through material weakness remediation efforts, $1.0 million in net losses related to acquisitions, driven by $0.6 million of amortization of intangible assets acquired.

DTC Segment Results

	Year Ended June 30,		Dollar	Percent
(in thousands, except %)	2022	2021	Change	Change
Net revenues	$92,416	$66,605	$25,811	38.8%
Income from operations	$15,047	$11,437	$3,610	31.6%

DTC net revenues for the year ended June 30, 2022 increased by approximately $25.8 million, or 38.8%, from the year ended June 30, 2021. The increase was primarily attributable to increased case volumes from tasting rooms, wine clubs, revenues earned from events as restrictions related to COVID-19 have been lifted and $11.0 million in net revenues related to acquisitions.

DTC income from operations for the year ended June 30, 2022 increased by approximately $3.6 million, or 31.6%, from the year ended June 30, 2021. The increase was due to increased margin contribution from improved traffic in tasting rooms, wine club shipments, events and $0.9 million of income related to acquisition, net of $1.1 million of amortization of acquired customer lists.

Corporate and Other Segment Results

	Year Ended June 30,		Dollar	Percent
(in thousands, except %)	2022	2021	Change	Change
Net revenues	$2,886	$3,789	$(903)	23.8%
Loss from operations	$(45,396)	$(35,245)	$(10,151)	-28.8%

Other net revenues for the year ended June 30, 2022 decreased by approximately $0.9 million, or 23.8%, from the year ended June 30, 2021. The decrease was primarily attributable to fewer bulk wine sales in the year compared to the year prior.

Other losses from operations for the year ended June 30, 2022 increased by $10.2 million, or 28.8%, from the year ended June 30, 2021. The increase was due to costs related to increased infrastructure required to be a public company and the continued increased costs of labor, warehousing, freight and insurance.

Liquidity and Capital Resources

Our ongoing operations have, to date, been funded by a combination of cash flow from operations, the Business Combination with BCAC, borrowings under our credit facility and other debt financing. As of June 30, 2022, we had cash and cash equivalents on hand of $50.3 million and $22.0 million in borrowing capacity available under our credit facility. We had $328.2 million in total debt as of June 30, 2022.

Our principal uses of cash have been to provide working capital, meet debt service requirements, fund capital expenditures and finance strategic plans, including acquisitions. We continuously reinvest in our properties and production assets. Our capital expenditures are expected to be between $12.0 million and $15.0 million over the next twelve months.

We believe our existing cash and cash equivalents, cash flow from operations, and availability under our credit facility will provide sufficient liquidity to fund our current obligations, projected working capital requirements, debt service requirements and capital spending requirements. We may also seek to finance capital expenditures under capital leases or other debt arrangements that provide liquidity or favorable borrowing terms. COVID-19 and inflation has negatively impacted the global economy and financial markets which could interfere with our ability to access sources of liquidity at favorable rates and generate operating cash flows. In fiscal 2021, we took advantage of the Paycheck Protection Program (the “PPP”) established as part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”).

We continue to consider acquisition opportunities, but the size and timing of any future acquisitions and the related potential capital requirements cannot be predicted. While we have in the past financed certain acquisitions with internally generated cash, term loans and our credit facility, if suitable businesses are available for acquisition upon acceptable terms, we may obtain all or a portion of the necessary financing through the incurrence of additional long-term borrowings.

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

Indebtedness

Credit Facility

On April 13, 2021, we entered into an amended and restated loan and security agreement to increase the credit facility from an aggregate of $350.0 million to $480.0 million, consisting of an accounts receivable and inventory revolving facility up to $230.0 million, a term loan in a principal amount of up to $100.0 million, a capital expenditures facility in an aggregate principal of up to $50.0 million, and a new delay draw term loan facility in an aggregate principal amount of up to $100.0 million. All other terms of the original agreement generally remained the same.

The credit facility can be used to fund acquisitions, real estate purchases, capital equipment purchases and for other general corporate purposes.

The credit facility is collateralized by our eligible inventory and accounts receivable and matures as follows:

(in thousands)	Maximum Funding	Maturity
Term loan	$100,000	July 18, 2026
Revolving credit facility	$230,000	July 18, 2024
Delay draw term loan	$100,000	July 18, 2024
Capital expenditure facility	$50,000	July 18, 2026

Repayments of the term loan and the capital expenditure facility are calculated based on whether the purpose of the original loan or draw was for real estate or capital equipment purchases or draw and are subject to periodic third-party valuations. For real estate purchases, quarterly repayments are equal to 1.0% of the original principal balance at closing. For capital equipment purchases, quarterly repayments are equal to 1/28th of the original balance. Any unpaid principal is due upon the termination of these loans at maturity. Repayment of the revolving credit facility is required if the borrowing base (as defined in the credit facility) does not support the amount of borrowing on the facility. Borrowings under the credit facility bear interest at a rate per annum equal to, at our option, either (a) a LIBOR rate determined by reference to the LIBOR rate for dollar deposits with a term equivalent to the interest period relevant to such borrowing as administered by the ICE Benchmark Administration, plus an applicable margin or (b) an adjusted base rate, or ABR, determined by reference to the highest of (i) 0.50% above the federal funds effective rate, (ii) the rate of interest established by the administrative agent as its “prime rate” and (iii) 1.0% above the LIBOR rate for dollar deposits with a one-month term commencing that day, plus an applicable margin. See Note 10 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for a discussion of our interest rate swap transactions.

In addition, we pay certain recurring fees with respect to the credit facility, including (i) a fee for the unused commitments of the lenders under the revolving credit facility and the capital expenditure facility as of the end of each month, accruing at a rate equal to 0.125% per annum, which may be reduced to 0.0% if the average availability under the revolving credit facility is less than 50%, (ii) letter of credit fees, including a fronting fee and processing fees to each issuing bank, which vary depending on the applicable margin rate based on the average availability under the revolving credit facility and (iii) administration fees. Amortization expense related to debt issuance fees was $0.1 million and $0.1 million for the years ended June 30, 2022 and 2021, respectively.

The credit facility contains various covenants and restrictions.

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

On June 25, 2021, the Company received notification from the Small Business Association that the Company’s Forgiveness Application of the PPP Loan and accrued interest, totaling approximately $6.6 million, was approved in full, and the Company had no further obligations related to the PPP Loan. Accordingly in fiscal 2021, the Company recorded a gain on the forgiveness of the PPP Loan.

Cash Flows

Information about our cash flows, by category, is presented in our consolidated statements of cash flows and is summarized below:

	June 30,
(in thousands)	2022	2021	Change
Operating activities	$15,982	$9,117	$6,865
Investing activities	$(98,505)	$(60,288)	$(38,217)
Financing activities	$9,136	$173,099	$(163,963)

Cash Flows provided by (used in) Operating Activities

Net cash provided by operating activities was $15.9 million for the year ended June 30, 2022 compared to net cash provided in operating activities of $9.0 million for the year ended June 30, 2021, representing an increase of net cash provided of $6.9 million. The increase in net cash provided was primarily attributable to the decrease in net income of $10.8 million, net changes in certain non-cash adjustments of $21.4 million to reconcile net income to operating cash flow and net changes in other operating assets and liabilities as detailed on the consolidated statement of cashflows.

Cash Flows provided by (used in) Investing Activities

Net cash used in investing activities was $98.5 million for the year ended June 30, 2022, compared to net cash used in investing activities of $60.3 million for the year ended June 30, 2021, representing an increase of net cash used of $38.2 million. Cash flows from investing activities are utilized primarily to fund acquisitions, capital expenditures for improvements to existing assets and other corporate assets. The increase in net cash used was primarily attributable to an increase in business acquisitions of $50.1 million, partially offset by a reduction in purchases of plant, property and equipment of $13.2 million.

Cash Flows provided by (used in) Financing Activities

Net cash provided by financing activities was $9.1 million for the year ended June 30, 2022 compared to net cash provided of $173.1 million for the year ended June 30, 2021, representing a decrease of net cash provided of $164.0 million. The decrease in net cash provided consisted primarily of cash used of $26.0 million to repurchase shares of the Company's common stock and decrease in proceeds of $250.1 million related to the Merger and PIPE financing in the prior year, partially offset by proceeds, net of payments on our line of credit and long-term debt of $137.7 million.

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

Revenue Recognition

We recognize revenue from the sale of wine, spirits and cider, including private label wines, to wholesale distributors and to consumers. We also recognize revenue from custom winemaking and production services, grape and bulk sales, private events held at its winery estates and storage services, as well as the sale of other merchandise and services.

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

Our intangible assets represent purchased intangible assets consisting of both indefinite and finite lived assets. Certain criteria are used in determining whether intangible assets acquired in a business combination must be recognized and reported separately. Our indefinite lived intangible assets, representing trade names, trademarks and winery use permits, are initially recognized at fair value and subsequently stated at adjusted costs, net of any recognized impairments. The indefinite lived assets are not subject to amortization. Our finite-lived intangible assets, comprised of trade names, trademarks, customer relationships and Sommelier relationships, are amortized using a method that reflects the pattern in which the economic benefits of the intangible assets are consumed or otherwise used. If that pattern cannot be reliably determined, the intangible assets are amortized using the straight-line method over their estimated useful lives and are tested for impairment along with other long-lived assets. Amortization related to the finite-lived assets is included in selling, general and administrative expenses. Intangible assets are reviewed annually for impairment, as of the end of the reporting period, or sooner if events or circumstances indicate the carrying amount of the asset may not be recoverable.

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

Annually, we perform sensitivity analysis on our forecasted exposure to interest rates. This analysis assumes a hypothetical 100 basis point change in interest rates. For the year ended June 30, 2022, the effect of a hypothetical 100 basis point increase or decrease in overall interest rates would have changed our interest expense by approximately $1.3 million.

While we have not designated our interest rate swap agreements as cash-flow hedges, we have entered into interest rate swap agreements to mitigate our exposure to interest rate movements. See Note 10.

We had cash of $43.7 million as of year ended June 30, 2022, exclusive of restricted cash. Our cash is held in demand deposits and is not subject to market risk.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Vintage Wine Estates, Inc. and subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Vintage Wine Estates, Inc.(the “Company”) as of June 30, 2022, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for the year then ended and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2022, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Cherry Bekaert LLP

We have served as the Company's auditor since 2021.

Raleigh, North Carolina

September 13, 2022

To the Stockholders and the Board of Directors of Vintage Wine Estates, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Vintage Wine Estates, Inc. (the “Company”) as of June 30, 2021, the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for the year then ended and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of June 30, 2021, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of the audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Moss Adams LLP

Santa Rosa, California

October 13, 2021

We served as the Company’s auditor from 2013 to 2021.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts and par value)

	June 30, 2022	June 30, 2021
Assets
Current assets:
Cash	$43,692	$118,879
Restricted cash	6,600	4,800
Accounts receivable, net	38,192	21,193
Other receivables	3,866	7,490
Inventories	192,102	221,145
Interest rate swap asset	2,877	-
Prepaid expenses and other current assets	13,394	8,538
Total current assets	300,723	382,045
Property, plant, and equipment, net	236,100	213,673
Goodwill	154,951	109,895
Intangible assets, net	64,377	36,079
Interest rate swap asset	6,280	-
Other assets	3,464	1,806
Total assets	$765,895	$743,498
Liabilities, redeemable noncontrolling interest, and stockholders' equity
Current liabilities:
Line of credit	$144,215	$87,351
Accounts payable	13,947	17,301
Accrued liabilities and other payables	24,204	25,078
Current maturities of long-term debt	14,909	22,964
Total current liabilities	197,275	152,694
Other long-term liabilities	6,491	2,767
Long-term debt, less current maturities	169,095	183,541
Interest rate swap liabilities	-	13,807
Deferred tax liability	29,979	16,752
Deferred gain	10,666	12,000
Total liabilities	413,506	381,561
Commitments and contingencies (Note 18)
Redeemable noncontrolling interest	1,663	1,682
Stockholders' equity:
Preferred stock, no par value, 2,000,000 shares authorized, and none issued and outstanding at June 30, 2022 and June 30, 2021.	-	-
Common stock, no par value, 200,000,000 shares authorized, 61,691,054 issued and 58,819,160 outstanding at June 30, 2022 and 60,461,611 issued and outstanding at June 30, 2021.	-	-
Additional paid-in capital	377,897	360,732
Treasury stock, at cost: 2,871,894 and zero shares held at June 30, 2022 and June 30, 2021, respectively.	(26,034)	-
Retained earnings	(571)	-
Total Vintage Wine Estates, Inc. stockholders' equity	351,292	360,732
Noncontrolling interests	(566)	(477)
Total stockholders' equity	350,726	360,255
Total liabilities, redeemable noncontrolling interest, and stockholders' equity	$765,895	$743,498

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except share and per share amounts)

	Year Ended June 30,
	2022	2021
Net revenues
Wine, spirits and cider	$208,954	$177,331
Nonwine	84,816	43,411
	293,770	220,742
Cost of revenues
Wine, spirits and cider	151,117	119,350
Nonwine	52,698	26,041
	203,815	145,391
Gross profit	89,955	75,351
Selling, general, and administrative expenses	105,296	72,505
Impairment of intangible assets	-	1,081
Loss (gain) on sale of property, plant, and equipment	485	(1,001)
Deferred gain on sale leaseback	(1,334)	(1,335)
Gain on litigation proceeds	(3,000)	(4,750)
Gain on remeasurement of contingent consideration liabilities	(3,570)	(329)
(Loss) income from operations	(7,922)	9,180
Other income (expense)
Interest expense	(13,910)	(11,581)
Net unrealized gain on interest rate swap agreements	22,950	6,136
Gain on Paycheck Protection Program loan forgiveness	-	6,604
Other, net	(736)	515
Total other income, net	8,304	1,674
Income before provision for income taxes	382	10,854
Income tax provision	1,061	766
Net (loss) income	(679)	10,088
Net (loss) income attributable to the noncontrolling interests	(108)	218
Net (loss) income attributable to Vintage Wine Estates, Inc.	(571)	9,870
Accretion on redeemable Series B stock	-	5,785
Net (loss) income allocable to common stockholders	$(571)	$4,085

Net earnings per share allocable to common stockholders
Basic	$(0.01)	$0.14
Diluted	$(0.01)	$0.14
Weighted average shares used in the calculation of earnings per share allocable to common stockholders
Basic	60,673,789	24,696,828
Diluted	60,673,789	25,179,502

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

	Redeemable Non-Controlling Interest Amount	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Non-Controlling Interests	Total Stockholders' Equity
		Shares	Amount	Shares	Amount
Balance, June 30, 2020	$1,382	26,460,375	$-	-	$-	$92,940	$15,191	$(395)	$107,736
Accretion on redeemable stock (1)						25,061	(25,061)		-
Issuance of Series A Stock in business combination (2)		2,589,503				25,831			25,831
Conversion of convertible promissory note		668,164				4,818			4,818
Purchase of Series B redeemable Stock (1)		(2,889,786)				(32,000)			(32,000)
Merger and PIPE financing		33,633,355				248,691			248,691
Stock-based compensation expense						3,334			3,334
Settlement of stock options						(7,943)			(7,943)
Net income (loss)	300						9,870	(82)	9,788
Balance, June 30, 2021	$1,682	60,461,611	$-	-	$-	$360,732	$-	$(477)	$360,255
Issuance of Common Stock in business combination		1,229,443	-			10,521			10,521
Stock-based compensation expense						6,914			6,914
Repurchase of common stock				2,871,894	(26,034)				(26,034)
Repurchase of public warrants						(270)			(270)
Net income (loss)	(19)						(571)	(89)	(660)
Balance, June 30, 2022	$1,663	61,691,054	$-	2,871,894	$(26,034)	$377,897	$(571)	$(566)	$350,726

(1) Accretion and purchase of Series B Redeemable Stock has been retroactively restated to give effect to the recapitalization transaction

(2) Issuance of Series A Stock has been retroactively restated to give effect to the recapitalization transaction

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended June 30,
	2022	2021
Cash flows from operating activities
Net (loss) income	$(679)	$10,088
Adjustments to reconcile net income to net cash from operating activities:
Gain on forgiveness of PPP loan	-	(6,604)
Depreciation and amortization	23,930	11,436
Goodwill and intangible assets impairment expense	-	1,081
Amortization of deferred loan fees and line of credit fees	394	79
Amortization of label design fees	973	464
Litigation proceeds	(3,000)	(4,750)
Stock-based compensation expense	6,915	3,334
Provision for doubtful accounts	(22)	48
Impairment of inventory	3,667	3,302
Inventory write down	15,433	-
Remeasurement of contingent consideration liabilities	(3,570)	(329)
Net unrealized gain on interest rate swap agreements	(22,950)	(6,136)
Provision for deferred income tax	981	851
Loss (gain) on disposition of assets	485	(1,001)
Deferred gain on sale leaseback	(1,334)	(1,335)
Noncash interest expense	-	68
Deferred rent	375	352
Change in operating assets and liabilities (net of effect of business combinations):
Accounts receivable	(13,183)	(3,137)
Related party receivables	-	325
Other receivables	3,624	(4,456)
Litigation receivable	3,000	4,750
Inventories	18,075	2,311
Prepaid expenses and other current assets	(4,656)	(4,115)
Other assets	(2,464)	1,498
Accounts payable	(7,795)	(4,983)
Accrued liabilities and other payables	(2,217)	8,191
Related party liabilities	-	(2,215)
Net cash provided by operating activities	15,982	9,117
Cash flows from investing activities
Proceeds from disposition of assets	153	1,044
Purchases of property, plant, and equipment	(24,835)	(38,032)
Label design expenditures	(143)	(492)
Proceeds on related party notes receivable	-	756
Acquisition of businesses	(73,680)	(23,564)
Net cash used in investing activities	(98,505)	(60,288)
Cash flows from financing activities
Principal payments on line of credit	(144,706)	(181,411)
Proceeds from line of credit	201,570	106,217
Outstanding checks in excess of cash	1,759	2,509
Purchase of Series B redeemable stock	-	(32,000)
Settlement of stock options	-	(7,944)
Borrowings on long-term debt	-	76,067
Loan fees	-	(492)
Principal payments on long-term debt	(22,763)	(28,374)
Merger and PIPE financing, net of transaction costs	-	250,126
Principal payments on related party debt	-	(10,000)
Debt issuance costs	-	(918)
Repurchase of common stock	(26,034)	-

Repurchase of public warrants	(270)	-
Payments on acquisition payable	(420)	(681)
Net cash provided by financing activities	9,136	173,099
Net change in cash and restricted cash	(73,387)	121,928
Cash and restricted cash, beginning of year	123,679	1,751
Cash and restricted cash, end of year	$50,292	$123,679
Supplemental cash flow information
Cash paid during the year for:
Interest	$13,199	$13,373
Income taxes	$23	$222
Noncash investing and financing activities:
Accretion Series A	$-	$156,467
Accretion Series B	$-	$5,785
Conversion of promissory note to common stock	$-	$4,818
Contingent consideration in a business combination	$8,534	$4,000
Issuance of Common Stock in a business combination	$10,521	$-
Issuance of Series A stock in a business combination	$-	$25,831
Note payable for acquisition of business	$-	$11,668

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

We have wholly-owned subsidiaries that include Vintage Wine Estates, Inc., a California corporation ("Legacy VWE"), Girard Winery LLC, Mildara Blass, Inc., Grove Acquisition LLC, Sales Pros LLC, and Master Class Marketing, LLC and majority controlling financial interests in Sabotage Wine Company, LLC, and Splinter Group Napa, LLC.

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

Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheet that sums to the total of the same such amounts as shown in the consolidated statement of cash flows:

(in thousands)	June 30, 2022	June 30, 2021
Cash and cash equivalents	$43,692	$118,879
Restricted cash	6,600	4,800
Total cash, cash equivalents and restricted cash as shown in the consolidated statement of cash flows	$50,292	$123,679

Restricted cash consists of $4.8 million that was deposited into a restricted cash account as collateral for the credit facility, subject to release upon the completion of certain construction costs (see Note 11) and $1.8 million that was deposited into a restricted cash account as collateral for our captive insurance letter of credit (see Note 9).

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at the invoiced amount, less estimated returns, allowances, and discounts. We determine the provision based on historical write-off experience. Account balances are written-off against the provision when we feel it is probable the receivable will not be recovered. The provision for doubtful accounts was $120.0 thousand and $97.0 thousand, at June 30, 2022 and 2021, respectively. We do not accrue interest on past-due amounts. Bad debt expense was insignificant for all reporting periods presented. Other receivables include insurance related receivables, income tax receivable and other miscellaneous receivables.

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

The allocation of purchase consideration requires management to make significant estimates and assumptions, especially with respect to intangible assets. These estimates can include, but are not limited to, a market participant’s expectation of future cash flows from acquired customers, acquired trade names, useful lives of acquired assets, and discount rates. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from such estimates. During the measurement period, which is no longer than one year from the acquisition date, the Company may record adjustments to the assets acquired and liabilities assumed. Upon the conclusion of the measurement period, any subsequent adjustments are recognized in operations.

Goodwill

Goodwill represents the excess of consideration transferred over the estimated fair value of assets acquired and liabilities assumed in a business combination.

The Company reviews goodwill for impairment annually, during the fourth quarter of each fiscal year or whenever events or changes in circumstances indicate that an impairment may exist. In conducting our annual impairment test, the Company first reviews qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. If factors indicate that the fair value of the reporting unit is less than its carrying amount, the Company performs a quantitative assessment and the fair value of the reporting unit is determine by analyzing the expected present value of future cash flows. If the carrying value of the reporting unit continues to exceed its fair value, the fair value of the reporting unit's goodwill is calculated and an impairment loss equal to the excess if recorded.

Intangible Assets

Intangible assets represent purchased intangible assets consisting of both indefinite and finite lived assets. Certain criteria are used in determining whether intangible assets acquired in a business combination must be recognized and reported separately. Our indefinite lived intangible assets, representing trade names, trademarks and winery use permits, are initially recognized at fair value and subsequently stated at adjusted costs, net of any recognized impairments. The indefinite lived assets are not subject to amortization. Finite-lived intangible assets, comprised of customer and Sommelier relationships, trade names and trademarks, are amortized using a method that reflects the pattern in which the economic benefits of the intangible assets are consumed or otherwise used. If that pattern cannot be reliably determined, the intangible assets are amortized using the straight-line method over their estimated useful lives and are tested for impairment along with other long-lived assets. Amortization related to the finite-lived assets is included in selling, general and administrative expenses. Intangible assets are reviewed annually for impairment, as of the end of the reporting period, or sooner if events or circumstances indicate the carrying amount of the asset may not be recoverable.

Label and Package Design Costs

Label and package design costs are capitalized and amortized over an estimated useful life of two years. Amortization of label and packaging design costs are included in selling, general and administrative expenses and were approximately $973.0 thousand and $464.0 thousand for the years ended June 30, 2022 and 2021, respectively.

Long-Lived Assets

Long-lived assets are evaluated for impairment whenever events or changes in circumstances indicate the carrying amount of such assets or intangible assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to future undiscounted net cash flows expected to be generated by the asset. No impairment loss was recognized for long-lived assets during the years ended June 30, 2022 and 2021, respectively.

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

Deferred Financing Costs

Deferred financing costs incurred in connection with obtaining new term loans are amortized over the term of the arrangement, and recognized as a direct reduction in the carrying amount of the related debt instruments. Amortization of deferred loan fees is included in interest expense on the consolidated statements of operations and are amortized to interest expense over the term of the related debt using the effective interest method. Debt issuance costs capitalized were zero and $0.9 million for the years ended June 30, 2022 and 2021, respectively. Amortization expense related to debt issuance fees were $262.0 thousand and $26.0 thousand for the years ended June 30, 2022 and 2021, respectively. If existing financing is settled or replaced with debt instruments from the same lender that do not have substantially different terms, the new debt agreement is accounted for as a modification for the prior debt agreement and the unamortized costs remain capitalized, the new original issuance discount costs are capitalized, and any new third-party costs are charged to expense.

Line of Credit Fees

Costs incurred in connection with obtaining new debt financing specific to the line of credit are deferred and amortized over the life of the related financing. If such financing is settled or replaced prior to maturity with debt instruments that have substantially different terms, the settlement is treated as an extinguishment and the unamortized costs are charged to gain or loss on extinguishment of debt. Similar to the treatment of deferred financing costs, if existing financing is settled or replaced with debt instruments from the same lender that do not have substantially different terms, the new debt agreement is accounted for as a modification for the prior debt agreement and the unamortized costs remain capitalized, the new original issuance discount costs are capitalized, and any new third-party costs are charged to expense. See Note 9. Deferred line of credit fees are recognized as a component of prepaid expenses and other current assets and are amortized to interest expense over the term of the related debt using the effective interest method. There were zero and $492.0 thousand of line of credit fees capitalized for the year ended June 30, 2022 and 2021, respectively. Amortization expense related to line of credit fees were $132.0 thousand and $53.0 thousand for the year ended June 30, 2022 and 2021, respectively.

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

As of June 30, 2022 and 2021, the carrying value of the current assets and liabilities approximates fair value due to the short-term maturities of these instruments. The fair value of our long-term variable rate debt approximates carrying value, excluding the effect of unamortized debt discount, as they are based on borrowing rates currently available to the Company for debt with similar terms and maturities (Level 2 inputs). Our contingent consideration and interest rate swap agreement are remeasured at fair value on a recurring basis as of June 30, 2022 and 2021, respectively.

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

Comprehensive Income or Loss

We had no items of comprehensive income or loss other than net income (loss) for the years ended June 30, 2022 and 2021. Therefore, a separate statement of comprehensive income (loss) has not been included in the accompanying consolidated financial statements.

Revenue Recognition

Point in Time — Revenue is recognized when control of promised goods or services is transferred to a customer in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To determine revenue recognition for its arrangements, we perform the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation.

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

Over Time — Certain long-term contracts in our Business-to-Business ("B2B") segment are for custom wine making services and include services such as fermentation, barrel aging, procurement of dry goods, bottling and cased goods. Additionally, we provide storage services for wine inventory of various customers.

We recognize revenue over time as the contract specific performance obligations are met. The Company elected to apply the "as-invoiced" practical expedient to such revenues, and as a result, will bypass estimating the variable transaction price.

Disaggregation of Revenue

The following tables summarize the revenue by segment and region for the years ended June 30, 2022 and 2021, respectively:

	June 30,
(in thousands)	2022	2021
Geographic regions:
United States	$287,349	$215,122
International	6,421	5,620
Total net revenue	$293,770	$220,742

The following table provides a disaggregation of revenue based on the pattern of revenue recognition for the years ended June 30, 2022 and 2021, respectively:

	June 30,
(in thousands)	2022	2021
Point in time	$253,677	$186,906
Over a period of time	40,093	33,836
Total net revenue	$293,770	$220,742

Concentrations of Risk

Financial instruments that potentially expose us to significant concentrations of credit risk consist primarily of cash and trade accounts receivable. We maintain the majority of our cash balances at multiple financial institutions that management believes are of high-credit quality and financially stable. At times, we have cash deposited with major financial institutions in excess of the Federal Deposit Insurance Corporation ("FDIC") insurance limits. At June 30, 2022 and 2021, we had $49.0 million and $121.6 million respectively, in four major financial institutions in excess of FDIC insurance limits. We sell the majority of our wine through U.S. distributors and the Direct-to-Consumer channel. Receivables arising from these sales are not collateralized. We attempt to limit our credit risk by performing ongoing credit evaluations of our customers and maintaining adequate allowances for potential credit losses.

The following table summarizes customer concentration:

	June 30,
	2022	2021
Customer A
Revenue as a percent of total revenue	21.0%	32.0%
Receivables as a percent of total receivables	26.0%	35.0%
Customer B
Revenue as a percent of total revenue	*	13.1%
Receivables as a percent of total receivables	*	21.0%
Customer C
Revenue as a percent of total revenue	*	10.9%
Receivables as a percent of total receivables	*	*
Customer D
Revenue as a percent of total revenue	*	*
Receivables as a percent of total receivables	*	10.4%
Customer E
Revenue as a percent of total revenue	22.9%	*
Receivables as a percent of total receivables	*	*

* Customer revenue or receivables did not exceed 10% in the respective periods.

Revenues for sales from Customer A are included within the Wholesale and Business-to-Business reporting segments, Customer B and Customer E are included within the Business-to-Business reporting segment and Customer C and Customer D are included within the Wholesale reporting segment. See Note 20.

Shipping

Shipping and handling revenues are classified as wine, spirits and cider revenues. Shipping and handling costs are included in wine, spirits and cider cost of revenues.

Excise Taxes

Excise taxes are levied by government agencies on beverages containing alcohol, including wine and spirits. These taxes are not collected from customers but are instead the responsibility of the Company. Applicable excise taxes are included in net revenues and were $10.9 million and $12.3 million for the years ended June 30, 2022 and 2021, respectively.

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

Advertising

Advertising costs are expensed either as the costs are incurred or the first time the advertising takes place. Advertising expense was $5.2 million and $2.2 million for the years ended June 30, 2022 and 2021, respectively.

Income Taxes

Deferred income taxes are determined using the asset and liability method. Under this method, deferred income tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is recorded when the expected recognition of a deferred income tax asset is unlikely.

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

Sale-leaseback Transaction

We account for the sale and leaseback of vineyards under ASC 840, Sale-Leaseback Accounting of Real Estate. Given we were considered to retain more than a minor part, but less than substantially, all of the use of the property, a gain could be recognized to the extent it exceeded the present value of the leaseback payments. Any gain that was less than or equal to the present value of the leaseback payments was deferred and is amortized on a straight-line basis over the leaseback term. The gain is essentially recognized as a reduction to offset the future lease payment. We derecognize the asset from our consolidated balance sheet at the sale closing.

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

Redeemable Series A and Series B Stock

Prior to the Merger, Legacy VWE had Series A and B stock outstanding. All of the Series B stock and the majority of the Series A stock was classified as temporary equity due to the shares being redeemable at the option of the holder. See Notes 12 and 13. The carrying value of the redeemable Series A stock and redeemable Series B stock was being accreted to their respective redemption values, using the effective interest method, from the date of issuance to the earliest date the holders can demand redemption. Accretion of redeemable Series B stock included the accretion of dividends and issuance costs. Increases to the carrying value of redeemable Series A stock and redeemable Series B stock were charged to retained earnings or, in its absence, to additional-paid-in-capital. Upon any repurchase of redeemable stock, the excess consideration paid over the carrying value at the time of repurchase is accounted for as a deemed dividend to the stockholders.

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

Earnings Per Share

Basic and diluted net income (loss) per share allocable to common stockholders is presented in conformity with the two-class method required for participating securities. We considered our Series B stock to be participating securities as, in the event a dividend is paid on Series A stock, the holders of Series B stock would be entitled to receive dividends on a basis consistent with the Series A stockholders. The two-class method determines net income per share for each class of common and participating securities according to dividends declared or accumulated as well as participation rights in undistributed earnings. The two-class method requires income available to stockholders for the period to be allocated between common and participating securities based upon their respective rights to receive dividends as if all income for the period had been distributed. Legacy VWE’s redeemable Series B stock was a participating security. Under the two-class method, any net loss attributable to common stockholders is not allocated to the Series B stock as the holders of the Series B stock did not have a contractual obligation to share in losses.

Basic net income (loss) per share is calculated by dividing the net income (loss) allocable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. For purposes of the calculation of diluted net income (loss) per share, stock options and warrants to purchase common stock are considered potentially dilutive securities but are excluded from the calculation of diluted net income (loss) per share when their effect is antidilutive. As a result, in certain periods, diluted net loss per share is the same as the basic net loss per share for the periods presented.

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

Recently Issued Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB issued ASU No. 2016-02, Leases (“Topic 842”), which supersedes the guidance in ASC 840, Leases. The new standard, as amended by subsequent ASUs on Topic 842 and recent extensions issued by the FASB in response to COVID-19, requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. Topic 842 will be effective for the Company for fiscal year ending June 30, 2023 and for interim periods within the year beginning July 1, 2022.

The Company will adopt Topic 842 using the modified retrospective approach, whereby it will recognize a transition adjustment at the effective date of Topic 842, July 1, 2022 rather than at the beginning of the earliest comparative period presented. Prior period information will not be restated. In addition, the Company will apply the package of transition practical expedients, which allows the Company to carryforward its population of existing leases, the classification of each lease and the treatment of initial direct costs as of the period of adoption. The Company also elected not to separate lease components from non-lease components and to exclude short-term leases (leases with a term of 12 months or less) from its Consolidated Balance Sheet.

The Company has identified the population of real estate and equipment leases to which the guidance applies and has implemented changes in its systems, procedures and controls relating to how lease information is obtained, processed and analyzed. Based on our preliminary assessment, the Company expects that the adoption of Topic 842, excluding the impact of new leases entered into after the adoption date, will result in recognition of approximately $35.0 million to $40.0 in lease-related assets and approximately $37.0 million to $42.0 million in liabilities, on our Consolidated Balance Sheet, subject to the completion of our assessment. We do not expect the adoption will not have a material impact on the Consolidated Statement of Operations and Comprehensive Income (Loss) and Consolidated Statement of Cash Flows.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, as amended, which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. It also eliminates the concept of other-than-temporary impairment and requires credit losses related to available-for-sale debt securities to be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. These changes will result in more timely recognition of credit losses. The guidance is effective for the Company for fiscal year ending on June 30, 2023 and interim periods beginning for the fiscal year commencing on July 1, 2022. Early adoption is permitted. We do not expect the adoption of this standard will have a significant impact on the consolidated financial statements given our historically low bad debt expense.

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

1.
is at or above $15 (but below $20), 50% of the Earnout Shares will be issued; and
2.
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

No Earnout Shares were issued as of June 30, 2022.

3. Business Combinations

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

The preliminary allocation of the consideration for the net assets acquired from the acquisition of Vinesse were as follows:

(in thousands)
Sources of financing
Cash	$14,000
Accrued other	600
Contingent consideration	2,400
Fair value of consideration	17,000

Assets acquired:
Fixed assets	121
Inventory	2,502
Trade Names and Trademarks	1,200
Customer relationships	3,700
Total identifiable assets acquired	7,523

Goodwill	$9,477

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

The results of operations of Vinesse for the period from the October 4, 2021 acquisition date through June 30, 2022, are included in the accompanying consolidated statements of operations. Transaction costs incurred in the acquisition were insignificant.

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

The preliminary allocation of the consideration for the net assets acquired from the acquisition of ACE Cider were as follows:

(in thousands)
Sources of financing
Cash	$46,880
Accrued other	60
Contingent consideration	500
Fair value of consideration	47,440

Assets acquired:
Fixed assets	4,205
Inventory	1,350
Trademarks	6,600
Customer relationships	14,300
Deferred tax liability	(6,554)
Total identifiable assets acquired	19,901

Goodwill	$27,539

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

The trademarks fair value was derived using the RFR. Key assumptions in valuing trademarks included (i) a royalty rate of 2.75% and (ii) discount rate of 12.5%.

Customer relationships fair value was derived using the MPEEM, utilizing a discount rate of 13.0%, and Cost Approach. Customer relationships were weighted; 90.0% using the MPEEM model and 10.0% using the Cost Approach.

The results of operations of ACE Cider for the period from the November 16, 2021 acquisition date through June 30, 2022, are included in the accompanying consolidated statements of operations. Transaction costs incurred in the acquisition were insignificant.

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

The preliminary allocation of the consideration for the net assets acquired from the acquisition of Meier's were as follows:

(in thousands)
Sources of financing
Cash	$12,500
Shares of common stock	10,521
Contingent consideration	4,900
Settlement of pre-existing relationship	(125)
Fair value of consideration	27,796

Assets acquired:
Accounts receivable	3,669
Fixed assets	12,859
Inventory	4,280
Other assets	356
Trademarks	700
Customer relationships	6,400
Accounts payable and accrued expenses	(2,682)
Deferred tax liability	(6,033)
Total identifiable assets acquired	19,549

Goodwill	$8,247

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

The trade names and trademarks fair value was derived using the RFR. Key assumptions in valuing trade names and trademarks included (i) a royalty rate of 1.1% and (ii) discount rate of 27.0%.

Customer relationships fair value was derived using the MPEEM, utilizing a discount rate of 28.0%. Customer relationships were weighted 100.0% using the MPEEM model.

The results of operations of Meier's for the period from the January 18, 2022 acquisition date through June 30, 2022, are included in the accompanying consolidated statements of operations. Transaction costs incurred in the acquisition were insignificant.

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

Other Acquisitions

On February 14, 2022, the Company purchased certain intellectual property pertaining or related to a canned cannabis beverage brand. The Company purchased the intellectual property at a purchase price of $0.4 million. The value of the assets acquired were based on the estimated fair value and are subject to adjustment during the measurement period (up to one year from the acquisition date). An executive of the Company has a related party relationship and serves as a member of the board of directors.

The Sommelier Company

On June 22, 2021, we acquired the net assets of The Sommelier Company consisting of customer relationships, independent Sommelier relationships and brand trademarks, for total consideration of $12.0 million. Consideration transferred consisted of a cash payment of $8.0 million and contingent consideration of up to $4.0 million, whereby the Company will pay the seller three annual Earn-Out payments over three years, determined as a percentage of EBITDA.

The following table summarizes the allocation of the purchase price to the fair value of the assets acquired at the date of acquisition:

(in thousands)
Sources of financing
Cash	$8,000
Contingent consideration	4,000
Fair value of consideration	12,000
-
Assets acquired
Customer relationships	1,500
Sommelier relationships	1,000
Trademark	600
Accrued liabilities	(92)
Total identifiable assets acquired	3,008

Goodwill	$8,992

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

Kunde Vineyards and Winery

On April 19, 2021, the Company acquired 100% of the outstanding equity of Kunde Enterprise Inc. (“Kunde”) for total consideration, including amounts to acquire the combined 33.3% ownership held by two of the Company stockholders, of which one is an executive officer of the Company, of approximately $53.0 million, net of pre-existing relationship net liabilities due to Kunde of $5.9 million. Kunde produces and sells premium Sonoma Valley varietal wines via the wholesale channel as well as internationally and locally through its tasting room, wine club, and internet site. In addition, Kunde provides wine storage, processing, and bottling services for other wineries, including the Company. The operations of Kunde align with those of the Company, providing for expanded synergies and growth through the acquisition. Kunde met the definition of a business, and therefore is accounted for as a business combination. Prior to the acquisition, effective January 1, 2021, the Company provided distribution and marketing services for Kunde products. See Note 15.

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

The following table summarizes the allocation of the purchase price to the fair value of the assets acquired at the date of acquisition:

(in thousands)
Sources of financing
Cash	$21,464
Note payable to sellers	11,668
Stock	25,831
Fair value of consideration	58,963
Pre-existing relationship, net liability to Kunde	(5,900)
Fair value of consideration	53,063

Assets acquired
Accounts receivable, prepaid expenses and other current assets	858
Inventories	20,300
Land and vineyards	3,351
Buildings	15,524
Winery equipment	5,976
Trademarks	3,500
Customer relationships	3,300
Winery use permits	1,250
Current liabilities	(4,562)
Deferred tax liability	(10,007)
Total identifiable assets acquired	39,490

Goodwill	$13,573

Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired and is not deductible for tax purposes. The acquisition of Kunde resulted in the recognition of $13.6 million of goodwill. We believe this goodwill is attributable to our investment in synergies for expanding our brands in each of the three operating segments. In accordance with ASC 350, goodwill will not be amortized but rather will be tested for impairment at least annually.

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
4. Inventory

Inventory consists of the following:

(in thousands)	June 30, 2022	June 30, 2021
Bulk wine, spirits and cider	$89,038	$119,333
Bottled wine, spirits and cider	85,905	90,083
Bottling and packaging supplies	16,328	10,482
Nonwine inventory	831	1,247
Total inventories	$192,102	$221,145

For the year ended June 30, 2022, the Company recorded a $19.1 million non-cash inventory write down. Specifically, the inventory write down related to physical inventory count adjustments of $12.4 million, $3.7 million related to the establishment of inventory reserves and $3.0 million related to the impact of additional remediation efforts.

For the years ended June 30, 2022 and 2021, the Company's inventory balances are presented net of inventory reserves of $5.1 million and $0.1 million, respectively, for bulk wine, spirits and cider inventory, $1.8 million and $4.1 million, respectively, for bottled wine, spirits and cider inventory and $0.4 million and zero, respectively, for bottling and packaging supplies inventory.

During the year ended June 30, 2021, we recognized impairment of $3.3 million on raw materials inventory.

We received $3.0 million and $4.8 million in fiscal 2022 and fiscal 2021, respectively, in connection with litigation settlements for damaged inventory.

5. Property, Plant and Equipment

Property, plant and equipment consists of the following:

(in thousands)	June 30, 2022	June 30, 2021
Buildings and improvements	$141,324	$129,288
Land	36,215	33,734
Machinery and equipment	76,916	58,227
Cooperage	13,015	10,551
Vineyards	21,177	21,364
Furniture and fixtures	1,754	1,343
	290,401	254,507
Less accumulated depreciation and amortization	(71,697)	(52,791)
	218,704	201,716
Construction in progress	17,396	11,957
	$236,100	$213,673

Depreciation and amortization expense related to property and equipment was approximately $19.0 million and $11.3 million for the years ended June 30, 2022 and 2021 respectively.

During the year ended June 30, 2020, we sold a vineyard for $35.2 million. As part of the transaction, we disposed of long-lived assets, including land, vineyards, and winery equipment, with a net book value of $20.7 million. Simultaneously, with the close of the transaction, we entered into a lease with the purchaser for 10 years, with options to extend the lease for two additional periods of ten years each. The sale of the land, vineyards, and winery equipment, and immediate leaseback of the facility qualified for sale-leaseback accounting. The lease was evaluated and classified as an operating lease. The gain on disposal of assets of $14.4 million was deferred and is being recognized over the 10-year lease as a reduction of rent expense over the life of the lease. We recognized $1.3 million and $1.3 million on property, plant, and equipment for the years ended June 30, 2022 and 2021, respectively, as a component of gain (loss) within income from operations.

6. Goodwill and Intangible Assets

The Company has three reporting units under which goodwill has been allocated.

We completed our qualitative goodwill impairment analysis for our reporting units during the fourth quarter and concluded it was not more-likely-than-not that the fair value of the goodwill exceeded its carrying value and no further testing was required.

The following is a rollforward of the Company’s goodwill by segment:

(in thousands)	Wholesale	Direct-to-Consumer	Business-to-Business	Total
Balance at June 30, 2020	$85,940	$1,183	$-	$87,123
Kunde	2,868	10,167	745	13,780
Sommelier	-	8,992	-	8,992
Balance at June 30, 2021	88,808	20,342	745	109,895
Vinesse	-	9,477	-	9,477
ACE Cider	27,539	-	-	27,539
Meier's	-	-	8,247	8,247
Measurement period adjustments	(43)	(153)	(11)	(207)
Balance at June 30, 2022	$116,304	$29,666	$8,981	$154,951

As of June 30, 2022 and 2021, the gross goodwill balance and accumulated impairment losses are $155.0 million and $109.9 million, and $246.0 thousand and $246.0 thousand, respectively.

Intangible assets are comprised of indefinite and definite lived assets. The definite lived assets are amortized on a straight-line basis, which reflects the expected pattern in which the economic benefits of the intangible assets are being obtained, over an estimated useful life of three to six years.

The components of finite-lived intangible assets, accumulated amortization, and indefinite-lived assets are as follows:

	June 30, 2022
(in thousands)	Gross Intangible	Accumulated Amortization	Net Intangible	Weighted Average Remaining Amortization Period (in years)
Indefinite-life intangibles
Trade names and trademarks	$30,203	$-	$30,203	N/A
Winery use permits	6,750	-	6,750	N/A
Total Indefinite-life intangibles	36,953	-	36,953

Definite-life intangibles
Customer and Sommelier relationships	30,700	(4,922)	25,778	4.4
Trade names and trademarks	1,900	(254)	1,646	3.5
Total definite-life intangibles	32,600	(5,176)	27,424
Total other intangible assets	$69,553	$(5,176)	$64,377

	June 30, 2021
(in thousands)	Gross Intangible	Accumulated Amortization	Net Intangible	Weighted Average Remaining Amortization Period (in years)
Indefinite-life intangibles
Trade names and trademarks	$23,229	$-	$23,229	N/A
Winery use permits	6,750	-	6,750	N/A
Total Indefinite-life intangibles	29,979	-	29,979

Definite-life intangibles
Customer and Sommelier relationships	6,300	(200)	6,100	4.7
Total definite-life intangibles	6,300	(200)	6,100
Total other intangible assets	$36,279	$(200)	$36,079

We recognized trademark impairments of zero and $1.1 million for the years ended June 30, 2022 and 2021, respectively, resulting from a decline in projected future cash inflows for specific trademarks. We estimate the fair value of our trademarks using the relief-from-royalty method. Impairment losses are recognized as a component of non-allocable costs in each applicable reporting period.

Amortization expense of definite-lived intangible assets was $5.0 million and $0.1 million for the years ended June 30, 2022 and 2021, respectively.

As of June 30, 2022, the estimated future amortization expense for finite-lived intangible assets is as follows:

(in thousands)
2023	$6,822
2024	6,811
2025	5,291
2026	4,527
Thereafter	3,973
Total estimated amortization expense	$27,424

7. Accrued Liabilities

The major classes of accrued liabilities are summarized as follows:

(in thousands)	June 30, 2022	June 30, 2021
Accrued purchases	$7,478	$10,790
Accrued employee compensation	5,886	3,981
Other accrued expenses	7,115	6,754
Non related party accrued interest expense	429	202
Contingent consideration	2,204	2,151
Unearned Income	(949)	1,200
Captive insurance liabilities	2,041	-
Total Accrued liabilities and other payables	$24,204	$25,078

8. Fair Value Measurements

The following tables present assets and liabilities measured at fair value on a recurring basis:

	June 30, 2022
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$36,616	$-	$-	$36,616
Interest rate swaps (2)	-	9,157	-	9,157
Total	$36,616	$9,157	$-	$45,773

Liabilities:
Contingent consideration liabilities (1)	$-	$-	$8,515	$8,515
Total	$-	$-	$8,515	$8,515

	June 30, 2021
(in thousands)	Level 1	Level 2	Level 3	Total

Money market funds	$6,525	$-	$-	$6,525
Total	$6,525	$-	$-	$6,525

Liabilities:
Contingent consideration liabilities (1)	$-	$-	$4,631	$4,631
Interest rate swaps (2)	-	13,807	-	13,807
Total	$-	$13,807	$4,631	$18,438

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

The following table provides a reconciliation of liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

(in thousands)	Contingent Consideration
Balance at June 30, 2020	$1,641
Acquisitions	4,000
Payments	(681)
Change in fair value	(329)
Balance at June 30, 2021	4,631
Acquisitions	7,874
Payments	(420)
Change in fair value	(3,570)
Balance at June 30, 2022	8,515
Less: current portion	(2,204)
Long term portion	$6,311

The current and long-term portion of contingent consideration is included within the accrued liabilities and other payables and other long-term liabilities, respectively, in the consolidated balance sheets.

On June 22, 2021, we acquired the net assets of The Sommelier Company. Consideration transferred consisted of a cash payment of $8.0 million and contingent consideration of $4.0 million, whereby the Company would pay the seller three annual Earn-Out payments over three years, determined as a percentage of EBITDA. During the reporting period, management estimated the fair value of the contingent Earn-Out was $0.5 million, and adjusted the contingent consideration liability associated with the acquisition.

9. Line of Credit

In July 2019, we executed a $335.0 million loan and security agreement. See Note 11. Included as a component of the $335.0 million loan and security agreement was a new accounts receivable and inventory revolving facility in an aggregate principal amount of up to $185.0 million. In November 2019, the allowable aggregate borrowings under the July 2019 revolving facility were increased to $200.0 million, thereby increasing the total permitted borrowing under the loan and security agreement to $350.0 million. The outstanding borrowings under the revolving facility accrue interest at a rate of LIBOR plus a range of 1.25% - 1.75%, based on average availability as defined in the loan and security agreement and have a maturity of July 2024.

In April 2021, we entered into an amended and restated loan and security agreement to increase the credit facility from an aggregate $350.0 million to $480.0 million consisting of an accounts receivable and inventory revolving facility up to $230.0 million, a term loan in a principal amount of up to $100.0 million, a capital expenditures facility in an aggregate principal of up to $50.0 million, and a delay draw term loan facility up to an aggregate of $100.0 million which was limited to an aggregate of $55.0 million. Upon consummation of the merger transaction, the requirements of the delayed draw term loan were met. The effective interest rate under the revolving facility was 3.3% and 4.0% for the years ended June 30, 3022 and 2021, respectively.

As of June 30, 2022 and 2021, the Company had $22.0 million and $125.0 million, respectively, available under the line of credit.

In September 2021, the Company formed a wholly-owned captive insurance company. Upon the formation of the Captive, the Company was required to deposit $1.8 million into a restricted cash account as collateral for our captive insurance letter of credit.

10. Interest Rate Swaps

In April 2021, we executed an agreement to amend and restate, in its entirety, the June 2018 interest rate swap with a fixed notional amount of $50.0 million, increasing the fixed notional amount to $75.0 million at a fixed rate of 2.32%. The agreement, effective April 25, 2021, called for monthly interest payments until the termination in June 2028. The fair value of the $75.0 million swap agreement was an asset of $2.0 million and liability of $6.2 million at June 30, 2022 and 2021, respectively.

In March 2020, we entered into two interest rate swap agreements with fixed notional amounts of $28.8 million and $46.8 million at a fixed rate of 0.77% and 0.71%, respectively. The agreement calls for monthly interest payments until termination in July 2026 and March 2025, respectively. The fair value of the $28.8 million swap agreement was an asset of $2.3 million and liability of $0.2 million at June 30, 2022 and 2021, respectively. The fair value of the $46.8 million swap agreement was an asset of $2.7 million and liability of $0.3 million at June 30, 2022 and 2021, respectively.

In July 2019, in connection with the 2019 Loan and Security Agreement (see Note 11), we transferred an interest rate swap agreement with a fixed notional amount of $20.0 million at a fixed rate of 2.99% dated June 2018, to our new lender. Shortly thereafter, the interest rate swap of $20.0 million was amended and restated in its entirety to increase the notional amount to $50.0 million at a fixed rate of 2.34%. The agreement calls for monthly interest payments until termination in July 2026. The fair value of the 2019 swap agreement was an asset of $1.0 million and liability of $3.7 million at June 30, 2022 and 2021, respectively.

In May 2019, we entered into an interest rate swap agreement, with a fixed notional amount of $50.0 million at a fixed rate of 2.25%. The agreement calls for monthly interest payments until termination in May 2026. The fair value of the swap agreement was an asset of $1.1 million and liability of $3.4 million at June 30, 2022 and 2021, respectively.

Interest rate swaps consisted of the following:

(in thousands)	Fixed Notional Amount		Fixed Interest		Fair Value Asset (Liability)
Date of Agreement	June 30, 2022	June 30, 2021	Rate	Termination Date	2022	2021
April 2021	$75,000	$75,000	2.32%	June 2028	$2,046	$(6,231)
March 2020	$28,800	$28,800	0.78%	July 2026	$2,282	$(191)
March 2020	$46,800	$46,800	0.71%	March 2025	$2,748	$(280)
July 2019	$50,000	$50,000	2.34%	July 2026	$971	$(3,699)
May 2019	$50,000	$50,000	2.25%	May 2026	$1,110	$(3,406)
					$9,157	$(13,807)

The Company records the changes in fair value in a separate line item in the consolidated statements of operations.

11. Long-Term and Other Short-Term Borrowings

The following table summarizes long-term and other short-term obligations:

	June 30,
(in thousands)	2022	2021
Note to a bank with interest at LIBOR (1.76%) at June 30, 2022 plus 1.75%; payable in quarterly installments of $1,180 principal with applicable interest; matures in September 2026; secured by specific assets of the Company. Loan amended April 2021. Quarterly payments of $1,066 reduced from $1,180 starting June 2021. Revised maturity date July 2026.	$76,792	$81,055

Capital expenditures borrowings payable at LIBOR plus 1.75%, payable in quarterly installments of $1,077, rolled into capital expenditures payable at Alternate Base Rate (ABR) (3.25% at June 30, 2021) plus 0.75%. At July 26, 2021 Bank of the West converted capital expenditures payable back to Libor (0.50%) plus 1.75% to align with Company Swaps with draw expiring July, 2026.	40,776	45,084

Note to a bank with interest fixed at 3.6%, payable in monthly installments of $60 principal with applicable interest; matures in April 2023.	593	1,227

Note to a bank with interest fixed at 2.75%, payable in monthly installments of $61 principal with applicable interest; matures in March 2024.	1,246	1,876

Delayed Draw Term Loan ("DDTL") with interest at LIBOR (2.32%) at June 2022 plus 1.75%, payable in quarterly installments of $1,260 starting March 2022. Matures in July 2024.	65,882	29,250

DDTL with ABR (4.00% at December 2021). Matures in July 2024. Interest only through draw period. No interest payments in fiscal year 2021 (Consolidated into the DDTL above in fiscal 2022).	-	37,892

Short term unsecured promissory note; principal and interest payable upon maturity with interest at the prime rate plus 1.00%; matures in January 2022; paid April 7, 2022.	-	2,917

Short term unsecured promissory note; principal and interest payable upon maturity with interest at the prime rate plus 1.00%; matures in January 2022; paid April 7, 2022.	-	2,917

Short term unsecured promissory note; principal and interest payable upon maturity with interest at 1.06%; matured December 31, 2021, paid January 3, 2022.	-	5,834
	185,289	208,052
Less current maturities	(14,909)	(22,964)
Less unamortized deferred financing costs	(1,285)	(1,547)
	$169,095	$183,541

Loan and Security Agreement

In April 2021, we entered into an amended and restated loan and security agreement to increase the credit facility from an aggregate $350.0 million to $480.0 million consisting of an accounts receivable and inventory revolving facility up to $230.0 million, a term loan in a principal amount of up to $100.0 million, a capital expenditures facility in an aggregate principal of up to $50.0 million, and a delay draw term loan facility up to an aggregate of $100.0 million which was limited to an aggregate of $55.0 million. All other terms of the original agreement generally remain the same. Upon consummation of the merger transaction, the requirements of the delayed draw term loan were met. We accounted for the amendments as a debt modification in accordance with the Accounting Standards Codification (“ASC”) 470-50, Modifications and Extinguishments. As a result, the amortization period on the debt issuance costs was extended to the new April 13, 2026 maturity date.

Concurrent with the amendment, we executed approximately a $29.3 million draw on the delayed draw term loan facility. Proceeds from the loan were used to pay down $10.8 million and $12.1 million of the existing term loan and outstanding line of credit, respectively, deposit cash of $4.8 million into a restricted cash collateral account, and pay bank fees and third party expenses associated with the amendment. The loans bear interest at a rate of 1.75% above LIBOR, while the revolving facility bears interest at rates ranging from 1.25% to 1.75% above LIBOR depending upon the ratio of certain of the company’s assets to the amount borrowed.

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

The proceeds, and related accrued interest, had been accounted for as debt in accordance with ASC 470—Debt.

On June 25, 2021, we received notification from the Small Business Association that our Forgiveness Application of the PPP Loan and accrued interest, totaling approximately $6.6 million, was approved in full, and we had no further obligations related to the PPP Loan. Accordingly, we recorded a gain on the forgiveness of the PPP Loan.

Kunde

In connection with the acquisition of Kunde (see Note 3), we issued unsecured promissory notes to the selling Kunde shareholders totaling $11.7 million. Two of the three notes payable issued to the sellers as purchase consideration have a stated interest rate of Prime plus 1.00%, compounded quarterly, and mature on January 5, 2022, while the third note has a stated interest rate of 1.06%, compounded quarterly, and matures on December 31, 2021 Terms of the note allow for full or partial prepayment without penalty and is due in full, along with accrued interest, upon an event of default as defined by the agreement. During the period of default, the interest rate on any then outstanding balance increases to four (4) percent under two notes totaling $5.8 million and ten (10) percent on the third note until the outstanding obligation is paid in full. Upon any liquidity event of the Company, the entire outstanding balance of principal and interest of the outstanding notes automatically becomes due and payable. The three short-term unsecured promissory notes were paid in full during fiscal 2022.

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

The Company was in compliance with these covenants as of June 30, 2022.

Maturities of Long-Term and Other Short-Term Borrowings

Maturities of long-term and other short-term borrowings for succeeding years are as follows:

Year ending June 30,
2023	$14,909
2024	14,152
2025	64,372
2026	8,571
2027	83,285
$185,289

12. Redeemable Series A and Series B Stock and Non-Controlling Interest

For periods prior to the Merger, the reported share and per share amounts have been retroactively converted (“Retroactive Conversion”) by applying the Exchange Ratio.

Series A Redeemable Stock

January 2018 Tamarack Cellars Series A Redeemable Stock

As part of the acquisition of Tamarack Cellars in January 2018, we issued 372,387 shares of our no par common stock to the seller as part of the purchase consideration. These 372,387 shares contained a put option allowing the holder to put the shares back to us, and became exercisable four years from their issuance, and only for a thirty-day period (the put option was exercisable from January 2, 2022 through February 2, 2022).

In April 2018, these 372,387 common shares with the put right were exchanged for 372,387 Series A shares. The terms of the put right carried over to the exchanged 372,387 Series A shares. Because the 372,387 shares of Series A with the put right were redeemable by the holder beginning in January 2022 (four years from their issuance), the holder may have required the Company to redeem these shares for cash at a per share purchase price equal to the fair value of the underlying shares at the exercise date. As the redemption event was not solely within the control of the Company, the 372,387 Series A shares were classified outside of stockholders’ equity in accordance with authoritative guidance for the classification and measurement of potentially redeemable securities.

At each reporting date, and until the Merger, we accreted the initial carrying value of the 372,387 Series A shares to its expected redemption amount as if redemption occurred at that reporting date. The accreted amount each period for these shares was comprised solely of any change in the fair value of the underlying shares since the prior reporting date. However, the carrying value could never fall below the original issue price of the underlying 372,387 Series A shares. The amounts accreted each reporting period were recorded as a deemed dividend.

As a result of the Merger and conversion of Series A shares to shares of the Company's common stock, we recorded accretion up to the fair value on June 7, 2021. The put right associated with the Series A shares was extinguished upon conversation of the shares into common stock. The amounts accreted as deemed dividends were zero and $1.1 million for the years ended June 30, 2022 and 2021, respectively. Since accretion exceeded retained earnings for the year ended June 30, 2021, no accretion was recorded to retained earnings and $1.1 million was recorded to additional paid in capital.

April 2018 Series A Redeemable Stock

In April 2018, we amended our articles of incorporation resulting in (i) the establishment of a new class of no par Series A stock and (ii) each of the issued and outstanding shares of no par common stock being exchanged and reclassified into shares (1-for-1 exchange) of Series A stock.

In April 2018, of the 20,785,643 Series A shares issued, 17,919,218 shares were held by Major Investors who were granted a new put right. A Major Investor is any holder of Series A shares or Series B shares who, individually or together with such investor’s affiliates, holds at least five percent (5%) of the then outstanding equity securities of the Company on a fully diluted basis.

Because the 17,919,217 Series A shares with the put right were redeemable by the holder beginning in April 2025 (seven years from their issuance), the holders may have required the Company to redeem the 17,919,217 Series A shares for cash at a per share purchase price equal to the fair market value of the underlying shares at the exercise date. The put right had no expiration date (a perpetual right). Because this redemption right was not solely within the control of the Company, the 17,919,217 Series A shares were, prior to the Merger, classified outside of stockholders’ equity in accordance with authoritative guidance for the classification and measurement of potentially redeemable securities.

In April 2018, using the effective interest method, we began to accrete the $12,483,700 carrying amount of the 17,919,217 Series A shares to their expected redemption amount at April 4, 2025; and at each reporting date thereafter, we re-estimated the expected redemption amount at April 4, 2025, based on any changes of (i) when the redemption event was expected to occur or its probability and (ii) the change in fair value of the Series A shares underlying the put option. Both of these two variable components represented the change to the carrying value in a reporting period.

However, the carrying value could never fall below the original issue price of the underlying Series A shares. The amounts accreted each reporting period were recorded as a deemed dividend.

As a result of the Merger and conversion of Series A shares to the Company’s common stock, we recorded accretion up to the fair value on June 7, 2021. The put right associated with the Series A shares was extinguished upon conversion of the shares into common stock. The amounts accreted as deemed dividends were zero million and $152.3 million for the years ended June 30, 2022 and 2021, respectively. Since accretion exceeded retained earnings for the year ended June 30, 2021, $25.1 million was recorded to retained earnings and $133.0 million was recorded to additional paid in capital.

July 2018 Issuance of Series A Redeemable Stock

Concurrent with the repurchase and cancellation of 1,134,946 Series B shares in July 2018, the Company issued 1,134,946 Series A shares to an investor for gross proceeds of $8.3 million, or $20.86 per share.

The 1,134,946 Series A shares granted the holder the right to put the shares back to us at a strike price equal to the fair value of the underlying shares at the exercise date. The put right, which had no expiration date, became exercisable only if the sole holder of the Series B shares exercised its put right to redeem its Series B shares. Therefore, the put is contingent upon the Series B holder exercising its put right. The contingent put right in the 1,134,946 Series A shares were to become exercisable in April 2025, or 6.75 years from the July 2018 issuance date (the put right held by the holder of the Series B shares and held by the holder of the 1,134,946 Series A shares, were to become exercisable on the same date, or April 4, 2025).

Because the 1,134,946 Series A shares were redeemable by the holder, beginning in April 2025, the holder may have required the Company to redeem these Series A shares for cash at a per share purchase price equal to the fair value of the underlying shares at the put exercise date. Because the redemption of these shares was not solely within the control of the Company, the 1,134,946 shares were classified outside of stockholders’ equity in accordance with authoritative guidance for the classification and measurement of potentially redeemable securities.

The accreted amount each period for these shares was comprised solely of any change in fair value since the prior reporting date. However, the carrying value could never fall below the original issue price of the underlying 1,134,946 Series A shares. The amounts accreted each reporting period were recorded as a deemed dividend.

As a result of the Merger and conversion of Series A shares to the Company’s common stock, we recorded accretion up to the fair value on June 7, 2021. The amounts accreted as deemed dividends were zero and $3.1 million for the years ended June 30, 2022 and 2021, respectively. Since accretion exceeded retained earnings for the year ended June 30, 2021, no accretion was recorded to retained earnings and $133.0 million was recorded to additional paid in capital.

The put right associated with the Series A shares was extinguished upon conversation of the Series A preferred shares to common stock.

Series B Redeemable Stock

April 2018 Series B Redeemable Cumulative Series B Stock

In April 2018, we amended our articles of incorporation such that a new class of redeemable cumulative Series B stock was designated, with 28,570,883 shares authorized and no par value. Concurrent to this amendment, the Company and TGAM Agribusiness Fund Holdings LP (“TGAM”) entered into a Stock Purchase Agreement, pursuant to which the Company, in a private placement, agreed to issue and sell to TGAM 5,674,733 shares of the Company’s, non-convertible Series B stock, for gross proceeds of $40.0 million, or $39.7 million net of issuance costs. The price per share of the Series B was $7.05.

In July 2018, the Company and TGAM (the sole holder of all Series B shares) entered into a share redemption agreement, whereby the Company repurchased 1,134,947 Series B shares for gross consideration of $8,290,000, or at $7.30 per share.

Holders of Series B shares were entitled to cumulative dividends at a rate of 5.0% of their original investment per year. No dividends could be paid to Series A stockholders until the cumulative dividends were paid to the holders of Series B shares. Dividends were only paid when declared by the Board of Directors and were distributed pro rata based on the number of Series A shares and Series B shares held by each stockholder after payment of cumulative dividends in arrears if any.

The holders of the Series B shares were entitled to one vote for each share of Series B held. Series B shares that were redeemed or otherwise acquired by the Company or any of its subsidiaries would be automatically and immediately cancelled and retired and shall not be reissued, sold or transferred.

In the event of a voluntary or involuntary liquidation or a deemed liquidation event, the holders of Series B shares were entitled to be paid, pro rata, their cumulative dividends, whether or not declared, before any payment was made to the Series A stock; however, the right of the Series B stock to receive cumulative dividends should abate and be extinguished to the extent that the sum of the cash consideration received for each Series B share and any cumulative dividends, should exceed the sum of the original issue price and an internal rate of return ("IRR") of 14.0% on the original investment, compounded annually. Remaining assets would be distributed among the holders of Series A and Series B Stock pro rata based upon the number of shares held by each.

Holders of Series B shares who were Major Investors have a put right to cause the Company to purchase its shares at the fair value of the underlying shares as of the exercise date. A Major Investor is any holder of Series A shares or Series B shares who, individually or together with such investor’s affiliates, holds at least five percent (5%) of the then outstanding equity securities of the Company on a fully diluted basis. The put right has no expiration date (a perpetual right) and becomes exercisable in April 2025, or seven years subsequent to the issuance of the underlying 4,539,786 Series B shares. The strike price of the put was the fair value of the underlying shares on the put exercise date, plus all accrued dividends, up to an IRR of 14%.

Because the remaining 4,539,788 shares of Series B stock with the put right were redeemable by the holder beginning in April 2025 (seven years from their issuance), the holder may have required the Company to redeem all Series B shares for cash at a per share purchase price equal to the fair value of the underlying shares at the put exercise date, plus accrued dividends. Because this redemption event was not solely within the control of the Company, the Series B stock had been classified outside of stockholders’ equity in accordance with authoritative guidance for the classification and measurement of potentially redeemable securities.

At each reporting date, and until the perpetual put right was either exercised or extinguished, we accreted the initial $39.7 million carrying value of the Series B shares to its expected redemption amount using the effective interest method, from the date of issuance to the earliest date the holder could demand redemption. The accreted amount each period for Series B shares consisted of (i) any change in fair value since the prior reporting date, (ii) accretion of issuance costs and (iii) accrued dividends. However, the carrying value could never fall below the original issue price of the underlying Series B shares. The amounts accreted each reporting period were recorded as a deemed dividend. As a result of the Merger and conversion of Series B shares to the Company’s Common shares, we recorded accretion up to the fair value on June 7, 2021.

The amounts accreted as deemed dividends for the Series B stock were zero and $5.8 million for the years ended June 30, 2022 and 2021, respectively. Since accretion exceeded retained earnings for the year ended June 30, 2021, no accretion was recorded to retained earnings and $5.8 million was recorded to additional paid in capital.

In June 2021, the Company repurchased 2,889,786 Series B shares for $28.9 million at $10.00 per share plus $3.1 million of accrued dividends. In connection with the closing of the Merger, 1,650,000 shares of the Series B redeemable stock with a fair value of $16.5 million were exchanged for the Company’s Common stock.

The put right associated with the Series B shares was extinguished upon conversion of the Series B preferred shares to common stock.

Noncontrolling Redeemable Interest

July 2016 Noncontrolling Redeemable Interest

One of our consolidated subsidiaries, Splinter Group Napa, LLC (“Splinter Group”), has a member who owns a noncontrolling interest in Splinter Group. The membership interest of this member has a put option allowing the member to put its membership interest back to us for cash upon the occurrence of a contingent event. Specifically, we currently have the right, pursuant to the operating agreement with Splinter Group, to acquire all of the membership interest held by Splinter Group if we (a) sell capital stock comprising at least 25% of our then outstanding capital stock to an unaffiliated third party, (b) sell assets comprising at least 25% of the aggregate value of our then existing assets to an unaffiliated third party buyer or (c) merge with and into, an unaffiliated third party buyer. If we choose not to exercise this right following any of these events, the holder of the noncontrolling interest had the right to require us to purchase all of the noncontrolling interest holder’s membership interest at fair value, as determined via appraisal. The redemption amount is the fair value of the noncontrolling interest at the redemption date.

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

13. Stockholders’ Equity

Common Stock

The Company had reserved shares of stock, on an as-if converted basis, for issuance as follows:

	June 30, 2022	June 30, 2021
Warrants	25,818,247	26,000,000
Earnout shares	5,726,864	5,726,864
Total	31,545,111	31,726,864

Warrants

There are warrants to purchase 25,818,247 shares of the Company’s common stock outstanding.

On August 15, 2019, as part of the units sold in BCAC’s initial public offering ("IPO"), and September 13, 2019, following the closing of the over-allotment option, BCAC issued warrants to purchase 18,000,000 shares of common stock at a price of $11.50 per whole share (the “public warrants”). The public warrants are exercisable commencing sixty-five (65) days after the completion of the Merger and expiring five years after the Closing Date of the Merger or earlier upon redemption. Once the public warrants become exercisable, the Company may accelerate the expiry date by providing 30 days’ prior written notice, if and only if, the closing price of the Company’s common stock equals or exceeds $18.00 per share for any 20 trading days within a 30-trading day period. The public warrant holder’s right to exercise will be forfeited unless the warrants are exercised prior to the date specified in the notice of acceleration of the expiry date.

Concurrent with the closing of BCAC’s IPO in August 2019, the sponsor purchased 12,000,000 warrants (the “Private Warrants”) at $1.00 per warrant (for a total purchase price of $12.0 million), with each warrant exercisable for one common share at an exercise price of $11.50, subject to anti-dilution adjustments. The warrants are exercisable commencing 65 days after the completion of the Merger. Pursuant to the transaction agreement, 4,000,000 of the Private Warrants were cancelled upon closing of the Merger.

During the period ended June 30, 2022, the Company repurchased 181,553 warrants to purchase shares of the Company's common stock outstanding.

Earnout Shares

The Legacy VWE shareholders are entitled to receive up to an additional 5,726,864 shares of the Company’s common stock (the “Earnout Shares”). The Earnout Shares will be released if the price of our common stock meets certain thresholds in the 24 months following the closing of the Merger. See Note 2. The Earnout Shares meet the accounting definition of a derivative financial instrument, are considered to be indexed to the Company’s common stock and meet other the conditions in ASC 815-40, Derivatives and Hedging: Contracts in Entity's Own Equity, to be classified as equity.

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

For accounting purposes, common stock and/or warrants repurchased under our repurchase plan are recorded based upon the settlement date of the applicable trade. Such repurchased shares are presented using the cost method. During the fiscal year ended June 30, 2022, the Company repurchased 2,871,894 shares of common stock at an average price of $9.04 per share that are held in treasury and 181,553 warrants at an average price of $1.46 per warrant. The total cost of the shares and/or warrants repurchased was $26.2 million.

The table below summarizes the changes in repurchases of common stock and warrants:

(in thousands)	June 30, 2022
Balance at June 30, 2021
Repurchases of common stock	2,871,894
Repurchases of warrants	181,553
Balance at June 30, 2022	3,053,447

14. Stock Incentive Plan

Effective June 7, 2021, the Company adopted the 2021 Omnibus Incentive Plan (as amended, “the 2021 Plan”) which superseded the 2015 Stock Option Plan. Pursuant to the 2021 Plan, the Board of Directors may grant up to 11,200,000 shares under share-based awards to officers, directors, employees and consultants. The 2021 Plan provides for the issuance of stock options, stock appreciation rights, performance shares, performance units, stock, restricted stock, restricted stock units and cash incentive awards. Shares issued under share-based payment awards may either be authorized and unissued shares or shares held in treasury. The 2021 Plan was approved by the stockholders of the Company at its Annual Meeting, on February 2, 2022. The 2021 Plan will terminate on June 7, 2031.

Incentive and non-statutory stock options may be granted with exercise prices not less than 100% of the fair value of our common stock on the date of grant. Awards granted under the 2021 Plan generally expire no later than 10 years after the date of grant.

The following table provides total share-based compensation expense by award type:

	June 30,
(in thousands)	2022	2021
Stock option awards	$2,551	$-
Restricted stock units	4,363	-
Total share-based compensation	$6,914	$-

Stock-based compensation expense is included as a component of selling, general and administrative expenses in the consolidated statement of operations.

Stock Options

Stock options granted under the 2021 Plan are subject to market conditions. The stock options are exercisable for ten years and only become exercisable if the volume-weighted average price per share of our common stock is at least $12.50 over a 30-day consecutive trading period following the grant date. The fair value of the stock options was estimated using a Monte Carlo simulation valuation model. Stock option awards vest in four equal installments of 25%, with the first installment vesting 18 months after the vesting commencement date with respect to an additional 25% of the total stock-based award on each of the 2nd, 3rd and 4th anniversaries of the vesting commencement date, providing in each case the employee remains in continuous employment or service with the Company or an Affiliate. Compensation expense is recognized ratably over the requisite service period.

The following table presents a summary of stock option activity under the 2021 Plan:

	Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at June 30, 2020	-	$-	-	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited or cancelled	-	-	-	-
Outstanding at June 30, 2021	-	$-	-	$-
Granted	3,533,627	10.50	3.22	-
Exercised	-	-	-	-
Forfeited or cancelled	(30,100)	10.50	-	-
Outstanding at June 30, 2022	3,503,527	$10.50	3.22	$-

Total unrecognized compensation expense related to the stock options was $8.0 million, which is expected to be recognized over a weighted-average period of 3.2 years. No stock options were vested and exercisable as of June 30, 2022.

The weighted-average grant date fair value was $3.27. The fair value of the options was estimated at the grant date using the Monte Carlo Simulation model with the following assumptions: weighted average risk free rate 1.8%; weighted average expected term 5.5 years; weighted average expected volatility 40%; and no expected dividend yield.

Restricted Stock Units

Restricted stock units are subject only to service conditions and vest ratably over four years.

The following table presents a summary of restricted stock units activity for the periods presented:

	Restricted Stock Units	Weighted-Average Grant Date Fair Value
Outstanding at June 30, 2020	-	$-
Granted	-	-
Issued	-	-
Forfeited or cancelled	-	-
Outstanding at June 30, 2021	-	$-
Granted	1,902,068	8.14
Issued	-	-
Forfeited or cancelled	-	-
Outstanding at June 30, 2022	1,902,068	$8.14

Total unrecognized compensation expense related to the restricted stock units was $10.1 million, which is expected to be recognized over a weighted-average period of 2.6 years. No restricted stock units were vested as of June 30, 2022.

15. Related Party Transactions and Commitments

The Company did not have any related party receivables or related party liabilities for the years ended June 30, 2022 and 2021.

The components of the related party revenue and expenses are as follows:

	June 30,
(in thousands)	2022	2021
Revenues:
Warehousing and fulfillment services	$-	$815
Storage and bottling of alcoholic beverages	-	65
Management fees	-	407
Marketing and distribution	-	1,722

Expenses:
Concourse Warehouse lease	-	344
Swanson lease	-	605
Z.R. Waverly lease	-	77

Warehousing and Fulfillment Services — Revenues from related parties for warehousing and fulfillment services for the years ended June 30, 2022 and 2021 were zero and $815.0 thousand, respectively.

Storage and Bottling of Alcoholic Beverages — We have entered into a number of transactions with a related party covering services related to the storage and bottling of alcoholic beverages. We made payments of zero and $65.0 thousand for the years ended June 30, 2022 and 2021, respectively to the related party.

Management Fees — Prior to July 1, 2021, we provided management, billing and collection services to a related party under a management fee arrangement. For the years ended June 30, 2022 and 2021, we charged this related party management fees of zero and $407.0 thousand, respectively, for these services.

Marketing and Distribution — On December 31, 2020, the Company entered into a marketing and distribution arrangement with related party, Kunde. Under that arrangement, Kunde paid us a commission for certain distribution sales. We recognized revenue of zero and $1.7 million from the arrangement for the years ended June 30, 2022 and 2021, respectively. The arrangement terminated when we acquired Kunde on April 19, 2021.

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

The lease has minimum monthly lease payments of approximately $103.0 thousand, with index-related escalation provisions. We account for this lease as an operating lease. We recognized rent expense paid to Concourse of zero and $344.0 thousand for the years ended June 30, 2022 and 2021, respectively, related to this lease agreement.

Swanson Lease — We lease a property with production space and a tasting room under an operating lease with an entity that is wholly owned by a shareholder that expires in August 2030, with minimum monthly lease payments of approximately $51.0 thousand, with index-related escalation provisions every twenty four months subject to a 3.0% minimum. From inception to December 30, 2020, the terms of the lease included put and call options, whereby we could elect, at our discretion, or be required by the lessor at the lessor’s discretion, to purchase the leased property at the greater of the property’s fair market value or the amount the lessor paid of approximately $6.0 million at the earliest of January 1, 2020, or upon other events, as defined in the agreement. Effective December 31, 2020, the lease was amended to remove the put and call options from the lease terms.

On May 5, 2021, the Swanson production space and tasting room leased by us from a related party under an operating lease was sold to an independent third party. The Company elected to terminate the lease in accordance with the terms of the lease. There was no termination fee and we received cash consideration from the related party landlord in the amount of $500.0 thousand to assist with the removal and relocation of our winery equipment. We vacated the facility on May 14, 2021. We recognized rent expense of $605.0 thousand for the year ended June 30, 2021 related to this lease agreement.

ZR Waverly Lease — We leased tasting room space under an operating lease with an entity that is wholly owned by a shareholder that expires in May 2023, with minimum lease payments of approximately $12.0 thousand, with index-related escalation provisions. The terms of the lease included put and call options, whereby we could elect, at our discretion, or be required by the lessor at the lessor’s discretion, to purchase the leased property at the greater of the property’s fair market value or the amount the lessor paid of approximately $1.5 million at the earliest of January 1, 2015 or upon other events, as defined in the agreement.

In December 2020, we purchased the ZR Waverly leased facility in California from a shareholder for $1.5 million. We recognized rent expense of $65.0 thousand for the year ended June 30, 2021 related to this lease agreement.

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

The minimum annual payments under our lease agreements are as follows:

(in thousands)
Year Ending June 30,	Total
2023	$7,297
2024	7,325
2025	6,916
2026	6,852
2027	6,458
Thereafter	13,481
$48,329

Total rent expense, including amounts to related parties, was $7.6 million and $7.4 million for the years ended June 30, 2022 and 2021, respectively.

Immediate Family Member and Other Business Arrangements

We provide at will employment to several family members of officers or directors who provide various sales, marketing and administrative services to us. Payroll and other expenses to these related parties was $398.4 thousand and $298.0 thousand for the years ended June 30, 2022 and 2021.

We pay for sponsorship and marketing services and point of sale marketing materials to unincorporated businesses that are managed by immediate family members of an executive officer. During the years ended June 30, 2022 and 2021, payments related to sponsorship and marketing services totaled $341.9 thousand and $360.0 thousand, respectively.

In April 2022, the Company entered into an arrangement with Global Leisure Partners LLC ("GLP") to act as a financial advisor to the Company in connection with its exploration of acquisitions, mergers, investments and other strategic matters. A director of the Company having the authority to establish policies and make decisions is an executive of GLP. Although members of the board of directors are typically independent from management, members of the board of directors would be considered management based on the definition of management in ASC 850, Related Party Disclosures. During the years ended June 30, 2022 and 2021, payments in respect of capital markets and mergers and acquisitions matters totaled $50.5 thousand and zero, respectively.

Other Commitments

Contracts exist with various growers and certain wineries to supply a significant portion of our future grape and wine requirements. Contract amounts are subject to change based upon actual vineyard yields, grape quality, and changes in grape prices.

Estimated future minimum grape and bulk wine purchase commitments are as follows:

(in thousands)
Year Ending June 30,	Total
2023	$31,236
2024	16,592
2025	10,803
$58,631

Grape and bulk wine purchases under contracts totaled $41.7 million and $35.5 million for the years ended June 30, 2022 and 2021, respectively. The Company expects to fulfill all of these purchase commitments.

Laetitia Development Agreement — In March 2019, in connection with our acquisition of Laetitia Vineyards and Winery, we and the seller agreed to a post close development agreement, whereby the seller would have the right to develop and sell “up to” a maximum of six homesites located on the acquired property and we would be entitled to 25.0% of all net profits realized from the sale of such homesites. The right expired March 15, 2022 and none of the homesites located on the acquired property were sold.

Firesteed Put-Call Agreement — In connection with the July 2017 acquisition of substantially all inventory and trademark assets of the Firesteed wine brand we entered into a put and call agreement, whereby, beginning May 2020 through December 2023, we can be required to purchase 200 acres of producing vineyard property at a purchase price equal to the greater of $6.1 million or fair market value. We also have a call option to purchase the vineyard beginning January 2023 through December 2023 at a purchase price equal to the greater of $6.1 million or appraised fair market value.

16. Income Taxes

The components of income from continuing operations before provision for income taxes are as follows:

	June 30,
(in thousands)	2022	2021
United States	$382	$10,854
Total	$382	$10,854

The components of the provision for income taxes are as follows:

	June 30,
(in thousands)	2022	2021
Federal	$-	$-
State	80	(85)
	80	(85)

Deferred tax expense (benefit)
Federal	755	475
State	226	376
	981	851
Total provision for income taxes	$1,061	$766

Our effective tax rate for the year ended June 30, 2022, differs from the 21% U.S. federal statutory rate primarily due to nondeductible stock compensation, other permanent differences and state taxes.

Our effective tax rate for the year ended June 30, 2021, differs from the 21% U.S. federal statutory rate primarily due to PPP loan forgiveness, stock-based compensation, research and development tax credits, transaction costs and state taxes.

A reconciliation of income tax expense to the federal rate of 21% is as follows:

	June 30,		June 30,
(in thousands)	2022	2021	2022	2021
Income taxes at statutory rate	$81	$2,282	21.0%	21.0%
State taxes	289	306	75.5%	2.8%
Transaction costs	-	494	0.0%	4.6%
Stock-based compensation	464	(628)	121.1%	-5.8%
PPP loan forgiveness	-	(1,387)	0.0%	-12.8%
Federal research and development tax credit	-	(343)	0.0%	-3.2%
Other, net	227	42	59.1%	39.0%
Total provision for income taxes	$1,061	$766	276.7%	45.6%

Deferred tax assets and liabilities are summarized as follows:

	June 30,
(in thousands)	2022	2021
Deferred tax assets:
Accruals	$871	$376
Captive	559	-
Operating loss carryforwards	12,251	10,809
Inventories	1,673	1,761
Investments	-	3,464
Interest	1,933	-
Stock compensation	1,289	-
Research and development tax credit carry forwards, net of uncertain tax position	3,793	4,104
Other	747	619
Deferred tax assets	23,116	21,133

Deferred tax liabilities:
Property, plant and equipment	(29,126)	(26,501)
Prepaid expenses	(626)	(1,266)
Intangible assets	(17,537)	(9,173)
Investments	(2,830)	-
Inventories	(1,530)	-
Change in accounting method	(1,446)	(945)
Deferred tax liabilities	(53,095)	(37,885)
Valuation allowance	-	-
Deferred tax liability, net	$(29,979)	$(16,752)

As of June 30, 2022, the Company has a federal R&D tax credit carryforward of $3.5 million, which will begin to expire in July 2038. In addition, the Company has a California R&D tax credit carryforward of $1.9 million, which does not expire.

As of June 30, 2022, the Company had Federal net operating losses of $49.3 million which do not expire but are limited to 80% of taxable income. In addition, the Company has California net operating losses of $26.1 million which will begin to expire in the tax year of 2040 and an immaterial amount for the other states which will begin to expire in 2038.

The Company is subject to taxation in the United States and various states and local jurisdictions. As of June 30, 2022, the Company is subject to examination by the tax authorities for fiscal 2018 through fiscal 2021. As of June 30, 2022, the Company is no longer subject to U.S. federal or state and local examinations by tax authorities for years before fiscal 2018.

A reconciliation of the beginning and ending balances of unrecognized tax benefit is as follows:

	June 30,
(in thousands)	2022	2021
Balance, beginning of period	$1,834	$1,784
Tax position taken in prior period:	-
Gross increases	143	-
Gross decreases	-	(200)
Tax position taken in current period:	-
Gross increases	-	250
Gross decreases	-	-
Lapse of statute of limitations	-	-
Settlements	-	-
Balance, end of period	$1,977	$1,834

As of June 30, 2022, the Company had $2.0 million in unrecognized income tax benefits and there were immaterial decreases to the Company’s unrecognized tax benefits during the year. An immaterial amount of unrecognized tax benefits would reduce income tax expense and the effective tax rate, if recognized. The remaining unrecognized tax benefits would offset other deferred tax assets, if recognized. The Company does not anticipate any material decreases to the unrecognized tax benefit during the next 12 months. The Company’s policy is to classify interest and penalties associated with unrecognized tax benefits as income tax expense. The Company had no accrued interest or penalty associated with exposures as of June 30, 2022 and June 30, 2021.

17. Employee Benefit Plan

A 401(k) plan is provided that covers substantially all employees meeting certain age and service requirements. We make discretionary contributions to the 401(k) plan.

We recorded matching contributions of $1.4 million and $1.0 million, respectively for the years ended June 30, 2022 and 2021.

18. Commitments and Contingencies

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

19. Economic Uncertainties

Novel Coronavirus

The COVID-19 pandemic ("COVID-19") and inflation continues to disrupt the U.S. and global economies. While many measures implemented by governments in an effort to slow the spread of COVID-19 have been lifted or eased, there remains ongoing uncertainty about the impact on economic activity. We cannot estimate with any certainty the length or severity of the COVID-19 pandemic or the related financial consequences on our business and operations, including whether and when historic economic and operating conditions will resume or the extent to which the disruption may impact our business, financial position, results of operations or cash flows.

We expect the COVID-19 pandemic to have a minimal impact on sales revenues, as we believe we are well-positioned to take advantage of increased direct-to-consumer sales platforms.

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

20. Segments

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

Our Corporate and Other segment generates revenue from grape and bulk wine sales and storage services. We record corporate level expenses, non-direct selling expenses and other expenses not specifically allocated to the results of operations in our Corporate and Other segment.

Wholesale Segment—We sell our wine, spirits and cider to wholesale distributors under purchase orders. Wholesale operations generate revenue from product sold to distributors, who then sell them off to off-premise retail locations such as grocery stores, wine clubs, specialty and multi-national retail chains, as well as on-premise locations such as restaurants and bars.

We pay depletion and marketing allowances to certain distributors, based on sales to their customers, or the allowance is netted directly against the purchase price. When recording a sale to the distributor, a depletion and marketing allowance liability is recorded to accrued liabilities and sales are reported net of those expenses. Depletion and marketing allowance payments are made when completed incentive program payment requests are received from the customers or are net of initial pricing. Depletion and marketing allowance payments reduce the accrued liability. For the years ended June 30, 2022 and 2021 we recorded $1.4 million and $1.7 million respectively, as a reduction in sales on the consolidated statement of operations related to depletions. As of June 30, 2022 and 2021, we recorded a depletion allowance and marketing liability in the amount of $347.9 thousand and $216.0 thousand, respectively, which is included as a component of other accrued expenses in accrued liabilities and other payables on the consolidated balance sheets. Estimates are based on historical and projected experience for each type of program or customer.

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

Business-to-Business—Our Business-to-Business sales channel generates revenue primarily from the sale of private label wines and spirits, and custom services. Annually, we work with our national retail partners to develop private label wines incremental to their wholesale channel businesses. These services are made under contracts with customers, which includes specific protocols, pricing, and payment terms. The customer retains title and control of the product during the process.

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

Following is financial information related to operating segments:

	Year Ended June 30, 2022
(in thousands)	Wholesale	Direct-to-Consumer	Business-to-Business	Corporate and Other	Total
Segment Results
Net revenues	$84,534	$92,416	$113,934	$2,886	$293,770
Income (loss) from operations	$5,507	$15,047	$16,920	$(45,396)	$(7,922)

	Year Ended June 30, 2021
(in thousands)	Wholesale	Direct-to-Consumer	Business-to-Business	Corporate and Other	Total
Segment Results
Net revenues	$72,908	$66,605	$77,440	$3,789	$220,742
Income (loss) from operations	$15,044	$11,437	$17,944	$(35,245)	$9,180

There was no inter-segment activity for any of the given reporting periods presented.

Depreciation expense recognized by operating segment is summarized below:

(in thousands)	Wholesale	Direct-to-Consumer	Business-to-Business	Corporate and Other	Total
For the years ended:
2022	$130	$1,121	$1,328	$1,529	$4,108
2021	$-	$1,500	$-	$-	$1,500

Amortization expense recognized by operating segment is summarized below:

(in thousands)	Wholesale	Direct-to-Consumer	Business-to-Business	Corporate and Other	Total
For the years ended:
2022	$1,657	$3,579	$712	$-	$5,948
2021	$-	$100	$-	$-	$100

All of our long-lived assets are located within the United States.

21. Net (Loss) Income Per Share

The following table presents the calculation of basic and diluted (loss) earnings per shares:

	June 30,
(in thousands, except for per share amounts)	2022	2021
Net income	$(679)	$10,088
Less: Series B dividends and accretion	-	5,785
Less: income (loss) allocable to noncontrolling interest	(108)	218
Net (loss) income allocable to common shareholders	$(571)	$4,085

Numerator – Basic EPS
Net (loss) income allocable to common shareholders	$(571)	$4,085
Less: net income allocated to participating securities (Series B)	-	613
Net (loss) income allocated to common shareholders	$(571)	$3,472

Numerator – Diluted EPS
Net (loss) income allocated to common shareholders	$(571)	$3,472
Add: net income attributable to convertible debt	-	175
Reallocation of income under the two-class method	-	(165)
Net (loss) income allocated to common shareholders	$(571)	$3,482

Denominator – Basic Common Shares
Weighted average common shares outstanding - Basic	60,673,789	24,696,828
Denominator – Diluted Common Shares
Effect of dilutive securities:
Stock options	-	404,567
Convertible debt	-	78,106
Weighted average common shares - Diluted	60,673,789	25,179,502

Net (loss) income per share – basic:
Common Shares	$(0.01)	$0.14
Net (loss) income per share – diluted:
Common Shares	$(0.01)	$0.14

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

The following securities have been excluded from the calculations of diluted earnings (loss) per share allocable to common shareholders because including them would have been antidilutive are, as follows:

	June 30,
	2022	2021
Shares subject to warrants to purchase common stock	25,818,247	-
Shares subject to options to purchase common stock	3,503,527	-
Total	29,321,774	-

22. Subsequent Events

Restricted Cash

In connection with the April 2021 Loan and Security Agreement (see Note 11), the Company entered into a Deposit Control Agreement which required $4.8 million of the total cash received to be placed into a restricted cash collateral account, subject to release upon the completion of certain construction work and certificates of occupancy associated with the Ray's Station production facility. In July 2022, the Deposit Control Agreement was terminated upon certification that the conditions to Ray's Station's were satisfied.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as a result of a material weakness in our internal control over financial reporting and discussed below, our disclosure controls and procedures were not effective as of June 30, 2022. Management's conclusion was based on discoveries and observations made during the fiscal 2022 audit.

Management’s Annual Report on Internal Controls over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. In designing and evaluating our internal control system, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives and that the effectiveness of any system has inherent limitations including, but not limited to, the possibility of human error and the circumvention or overriding of controls and procedures. Management, including the principal executive officer and the principal financial officer, is required to apply judgment in evaluating the cost-benefit relationship of possible controls and procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected in a timely manner.

An evaluation was performed under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our procedures and internal control over financial reporting using the framework and criteria described in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation , our management, including our principal executive officer and our principal financial officer, concluded that as of June 30, 2022, the Company’s material weakness first identified during the audit of our fiscal 2021 consolidated financial statements related to business processes and controls to perform reconciliations of certain account balances on a regular basis, has not been fully remediated, and, as a result, our internal control over financial reporting was not effective as of June 30, 2022.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a possibility that a material misstatement of a company's annual or interim financial statements will not be prevented or detected on a timely basis.

This Annual Report on Form 10-K does not include an attestation report of our independent register public accounting firm regarding internal control over financial reporting since the Company, as an "Emerging Growth Company," is not required to provide such report.

Material Weakness

Control Activity—The Company did not have effective business processes and controls to perform reconciliations of balance sheet accounts timely.

In the course of our financial close process for the fiscal years ended June 30, 2022 and 2021, we identified a material weakness in our internal control over financial reporting. The material weakness identified relates to our process and controls over financial reporting related to balance sheet account reconciliations, which includes the prior year identification of certain inventory-related account balances and the current year identification of interest rate swap derivatives account balances. Management concluded that this material weakness arose because we did not have effective business processes and controls to perform timely reconciliations of balance sheet account balances.

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

The Company acknowledges it will take time and resources to fully integrate these new controls and processes described above and confirm them to be effective and sustainable. As the Company continues to refine and improve our financial reporting process, additional controls and procedures may also be required over time.

Recent Acquisitions

On October 4, 2021, we acquired 100% of the members' interest in Vinesse, a direct-to-consumer platform company that specializes in wine clubs with over 60,000 members. On November 16, 2021, we acquired 100% of the capital stock of ACE Cider, a wholesale platform and specializes in hard cider, an alcoholic beverage fermented from apples. On January 18, 2022, we acquired 100% of the capital stock in Meier's, a wholesale and business-to-business company that specializes in custom blending, contract storage, contract manufacturing, and private labeling for wine, beer, and spirits. For additional information regarding each of these acquisitions, refer to Note 3 to the Consolidated Financial Statements included in Item 8 in this Annual Report on Form 10-K. Based on the recent completion of these acquisitions and, pursuant to the Securities and Exchange Commission’s guidance that an assessment of a recently acquired business may be omitted from the scope of an assessment for a period not to exceed one year from the date of acquisition, the scope of our assessment of the effectiveness of internal control over financial reporting as of June 30, 2022 does not include Vinesse, ACE Cider, or Meier’s. We plan to include Vinesse, ACE Cider, or Meier’s within the timeframe set forth by the SEC’s guidance.

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

Item 9B. Other Information

Not applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

Part III.

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated by reference to the sections titled "Proposal 1 - Election of Directors", "Corporate Governance", and "Executive Officers" and "Delinquent Section 16(a) Reports" in the definitive proxy statement (the “Proxy Statement”) to be filed with the SEC within 120 days after June 30, 2022 in connection with the solicitation of proxies for the Company’s next annual meeting of stockholders.

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

Item 14. Principal Accountant Fees and Services

The information required by this Item is incorporated by reference to the section titled "Proposal 2 - Ratification of Appointment of Independent Registered Public Accounting Firm" in the Proxy Statement.

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

3.2

Bylaws of Vintage Wine Estates, Inc., a Nevada corporation (incorporated by reference to Annex C to the Prospectus forming part of the Company's Registration Statement on Form S-4/A (Registration No. 333-254260), filed with the SEC on June 11, 2021).

4.1	Specimen Common Stock Certificate (incorporated by reference to Schedule A to Exhibit 4.1 to the Company's Form 8-K filed with the SEC on June 11, 2021).

4.2	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.2 to the Company's Form 8-K filed with the SEC on July 27, 2021).

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

4.4	Description of Securities

10.1

Investor Rights Agreement, among Vintage Wine Estates, Inc., a Nevada corporation, Bespoke Sponsor Capital LP, Patrick A. Roney in his capacity as the Roney Representative and the parties listed on the signature pages thereto (incorporated by reference to Exhibit 10.3 to the Company's Form 8-K filed with the SEC on June 11, 2021).

10.2

Employment Agreement between Vintage Wine Estates, Inc., a Nevada corporation, and Patrick Roney (incorporated by reference to Exhibit 10.5 to the Company's Registration Statement on Form S-4/A (Registration No. 333-254260), filed with the SEC on May 3, 2021).◆

10.3

Employment Agreement between Vintage Wine Estates, Inc., a Nevada corporation, and Kathy DeVillers (incorporated by reference to Exhibit 10.6 to the Company's Registration Statement on Form S-4/A (Registration No. 333-254260), filed with the SEC on May 3, 2021).◆

10.4

Employment Agreement between Vintage Wine Estates, Inc., a Nevada corporation, and Terry Wheatley (incorporated by reference to Exhibit 10.7 to the Company's Registration Statement on Form S-4/A (Registration No. 333-254260) filed with the SEC on May 3, ,2021).◆

10.5

Employment Agreement between Vintage Wine Estates, Inc., a Nevada corporation, and Jeff Nicholson (incorporated by reference to Exhibit 10.8 to the Company's Registration Statement on Form S-4/A (Registration No. 333-254260), filed with the SEC on May 3, 2021).◆

10.6

Amended and Restated Loan and Security Agreement, dated as of April 13, 2021, by and among Vintage Wine Estates, Inc., a California corporation, Bank of the West and the other parties thereto (incorporated by reference to Exhibit 10.14 to the Company's Registration Statement on Form S-4/A (Registration No. 333-254260), filed with the SEC on May 3, 2021).†

10.7

Amended and Restated Voting Agreement, among Vintage Wine Estates, Inc., a California corporation, Marital Trust D under the Leslie G. Rudd Living Trust (as successor to the Leslie G. Rudd Living Trust) and the SLR Non-Exempt Trust (as successor to the SLR 2012 Gift Trust), and the Patrick A. Roney and Laura G. Roney Trust and Sean Roney (incorporated by reference to Exhibit 10.14 to the Company's Form 8-K filed with the SEC on June 11,2021).

10.8	2021 Omnibus Incentive Plan of Vintage Wine Estates, Inc., as amended (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed with the SEC on February 8, 2022). ◆

10.9

Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.17 to the Company's Registration Statement on Form S-4/A (Registration No. 333-254260), filed with the SEC on May 3, 2021).◆

10.10

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

10.12

Subscription Agreement, dated April 22, 2021, by and between Bespoke Capital Acquisition Corp. and Wasatch Funds Trust for Wasatch Ultra Growth Fund (incorporated by reference to Exhibit 10.36 to the Company's Registration Statement on Form S-4/A (Registration No. 333-254260), filed with the SEC on May 3, 2021).

10.13

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

10.15

Continuing Guaranty dated as of June 7, 2021, executed by Vintage Wine Estates, Inc., a Nevada corporation, in favor of Bank of the West, as agent (incorporated by reference to Exhibit 10.37(c) to the Company’s Form 8-K filed with the SEC on June 11, 2021).

10.16

Separation Agreement and General Release dated February 28, 2022, between the Company and Russell Joy (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed with the SEC on March 4, 2022). ◆

21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Company's Form 8-K filed with the SEC on June 11, 2021).

23.1	Consent of Cherry Bekaert LLP

23.2	Consent of Moss Adams LLP

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

_____________

*	To be filed by amendment.
**	Previously filed.
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

Signature	Title	Date

/s/ Patrick Roney	Chief Executive Officer and Director (Principal Executive Officer)	September 13, 2022
Patrick Roney

/s/ Kristina Johnston	Chief Financial Officer (Principal Financial and Accounting Officer)	September 13, 2022
Kristina Johnston

/s/ Paul Walsh	Director	September 13, 2022
Paul Walsh

/s/ Robert Berner	Director	September 13, 2022
Robert Berner

/s/ Mark Harms	Director	September 13, 2022
Mark Harms

/s/ Candice Koederitz	Director	September 13, 2022
Candice Koederitz

/s/ Jon Moramarco	Director	September 13, 2022
Jon Moramarco

/s/ Timothy Proctor	Director	September 13, 2022
Timothy Proctor

/s/ Lisa Schnorr	Director	September 13, 2022
Lisa Schnorr

/s/ Jonathan Sebastiani	Director	September 13, 2022
Jonathan Sebastiani