Form 10-Q
period 2022-09-30
Vintage Wine Estates, Inc.
filed 2022-11-09
CIK 1834045

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of November 1, 2022, 61,691,054 shares of the registrant’s common stock were outstanding.

Part I—Financial Information

Item 1. Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	September 30, 2022	June 30, 2022
	(Unaudited)
Assets
Current assets:
Cash	$44,622	$45,492
Restricted cash	-	4,800
Accounts receivable, net	38,424	38,192
Other receivables	3,071	3,866
Inventories	201,940	192,102
Assets held for sale	6,553	-
Current interest rate swap asset	5,826	2,877
Prepaid expenses and other current assets	9,478	13,394
Total current assets	309,914	300,723
Property, plant, and equipment, net	228,204	236,100
Operating lease right-of-use assets	35,509	-
Finance lease right-of-use-assets	689	-
Goodwill	154,951	154,951
Intangible assets, net	62,672	64,377
Interest rate swap asset	12,555	6,280
Other assets	5,187	3,464
Total assets	$809,681	$765,895
Liabilities, redeemable noncontrolling interest, and stockholders' equity
Current liabilities:
Line of credit	$140,066	$144,215
Accounts payable	20,076	13,947
Accrued liabilities and other payables	27,867	24,204
Current operating lease liabilities	5,197	-
Current finance lease liabilities	263	-
Current maturities of long-term debt	14,738	14,909
Total current liabilities	208,207	197,275
Other long-term liabilities	6,140	6,491
Long-term debt, less current maturities	165,577	169,095
Long-term operating lease liabilities	31,637	-
Long-term finance lease liabilities	429	-
Deferred tax liability	29,952	29,979
Deferred gain	10,332	10,666
Total liabilities	452,274	413,506
Commitments and contingencies (Note 13)
Redeemable noncontrolling interest	1,282	1,663
Stockholders' equity:
Preferred stock, no par value, 2,000,000 shares authorized, and none issued and outstanding at September 30, 2022 and June 30, 2022.	-	-
Common stock, no par value, 200,000,000 shares authorized, 61,691,054 issued and 58,819,160 outstanding at September 30, 2022 and 60,461,611 issued and outstanding at June 30, 2022.	-	-
Additional paid-in capital	382,347	377,897
Treasury stock, at cost: 2,871,894 shares held at September 30, 2022 and June 30, 2022, respectively.	(26,034)	(26,034)
Retained earnings (accumulated deficit)	406	(571)
Total Vintage Wine Estates, Inc. stockholders' equity	356,719	351,292
Noncontrolling interests	(594)	(566)
Total stockholders' equity	356,125	350,726
Total liabilities, redeemable noncontrolling interest, and stockholders' equity	$809,681	$765,895

See notes to unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended September 30,
	2022	2021
Net revenues
Wine, spirits and cider	$52,052	$36,287
Nonwine	25,810	19,400
	77,862	55,687
Cost of revenues
Wine, spirits and cider	34,522	20,588
Nonwine	13,192	11,662
	47,714	32,250
Gross profit	30,148	23,437
Selling, general, and administrative expenses	34,244	16,983
Amortization expense	1,811	651
Gain on litigation proceeds	(530)	-
Gain on sale of property, plant, and equipment	(452)	(340)
Income (loss) from operations	(4,925)	6,143
Other income (expense)
Interest expense	(3,381)	(3,603)
Net unrealized gain on interest rate swap agreements	9,327	1,393
Other, net	271	39
Total other income (expense), net	6,217	(2,171)
Income before provision for income taxes	1,292	3,972
Income tax provision	658	1,193
Net income	634	2,779
Net loss attributable to the noncontrolling interests	(343)	(25)
Net income attributable to Vintage Wine Estates, Inc.	977	2,804
Accretion on redeemable Series B stock	-	-
Net income allocable to common stockholders	$977	$2,804

Net earnings per share allocable to common stockholders
Basic	$0.02	$0.05
Diluted	$0.02	$0.05
Weighted average shares used in the calculation of earnings per share allocable to common stockholders
Basic	58,819,160	60,461,611
Diluted	58,819,160	60,461,611

See notes to unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(in thousands, except share amounts)

	Redeemable Non-Controlling Interest Amount	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Non-Controlling Interests	Total Stockholders' Equity
		Shares	Amount	Shares	Amount
Balance, June 30, 2022	$1,663	61,691,054	$-	2,871,894	$(26,034)	$377,897	$(571)	$(566)	$350,726
Stock-based compensation expense	-	-	-	-	-	4,622	-	-	4,622
Repurchase of public warrants	-	-	-	-	-	(172)	-	-	(172)
Shareholder distribution	(66)	-	-	-	-	-	-	-	-
Net income (loss)	(315)	-	-	-	-	-	977	(28)	949
Balance, September 30, 2022	$1,282	61,691,054	$-	2,871,894	$(26,034)	$382,347	$406	$(594)	$356,125

	Redeemable Non-Controlling Interest Amount	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Non-Controlling Interests	Total Stockholders' Equity
		Shares	Amount	Shares	Amount
Balance, June 30, 2021	1,682	60,461,611	$-	-	$-	$360,732	$-	$(477)	$360,255
Net income (loss)	3	-	-	-	-		2,804	(28)	2,776
Balance, September 30, 2021	$1,685	60,461,611	$-	-	$-	$360,732	$2,804	$(505)	$363,031

See notes to unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended September 30,
	2022	2021
Cash flows from operating activities
Net income	$634	$2,779
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	3,215	3,503
Non-cash operating lease expense	37	-
Amortization expense	1,978	750
Stock-based compensation expense	4,622	-
Provision for doubtful accounts	(280)	(15)
Net unrealized gain on interest rate swap agreements	(9,327)	(1,393)
(Benefit) provision for deferred income tax	(27)	-
(Gain) on disposition of assets	(118)	(6)
Deferred gain on sale leaseback	(334)	(334)
Deferred rent	(2,079)	128
Change in operating assets and liabilities (net of effect of business combinations):
Accounts receivable	48	863
Other receivables	795	(2,850)
Inventories	(8,138)	(4,671)
Prepaid expenses and other current assets	3,916	884
Other assets	(1,766)	116
Accounts payable	2,087	(3,071)
Accrued liabilities and other payables	5,532	1,356
Net change in lease assets and liabilities	1,288	-
Net cash provided by (used in) operating activities	2,083	(1,961)
Cash flows from investing activities
Proceeds from disposition of assets	-	6
Purchases of property, plant, and equipment	(3,454)	(7,792)
Label design expenditures	(95)	(59)
Net cash used in investing activities	(3,549)	(7,845)
Cash flows from financing activities
Principal payments on line of credit	(34,466)	(6,304)
Proceeds from line of credit	30,317	17,675
Outstanding checks in excess of cash	4,042	387
Principal payments on long-term debt	(3,753)	(2,482)
Principal payments on finance leases	(67)	-
Distributions to noncontrolling interest	(66)	-
Repurchase of public warrants	(172)	-
Payments on acquisition payable	(39)	(74)
Net cash (used in) provided by financing activities	(4,204)	9,202
Net change in cash and restricted cash	(5,670)	(604)
Cash and restricted cash, beginning of period	50,292	123,679
Cash and restricted cash, end of period	$44,622	$123,075
Supplemental cash flow information
Cash paid during the period for:
Interest	$3,187	$2,603
Income taxes	$-	$-
Noncash investing and financing activities:
Increase in operating lease assets and liabilities upon adoption of ASC 842	$36,776	$-
Increase in finance lease assets and liabilities upon adoption of ASC 842	$759	$-

See notes to unaudited condensed consolidated financial statements.

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

References to the "Company", "we," "our," "us," and similar pronouns in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 (this "Form 10-Q") refer to Vintage Wine Estates, Inc., a Nevada corporation, and its majority owned subsidiaries or controlled subsidiaries unless the context requires otherwise.

Our fiscal year ends on June 30. References to fiscal 2023 and 2022 in these condensed consolidated financial statements are to the fiscal years ending or ended June 30, 2023 and June 30, 2022, respectively.

Our unaudited condensed consolidated financial statements have been prepared in accordance with the U.S. Securities and Exchange Commission ("SEC") instructions to Quarterly Reports on Form 10-Q and include the information and disclosures required by accounting principles generally accepted in the United States ("GAAP") for interim financial reporting.

The ongoing COVID-19 pandemic ("COVID-19"), inflation and supply chain constraints continue to disrupt the U.S. and global economies and there remains uncertainty about the impact on the economy. We cannot estimate with any certainty the length or severity of the economic uncertainties or the related financial consequences on our business and operations, including whether and when historic economic and operating conditions will resume or the extent to which the disruption may impact our business, financial position, results of operations or cash flows.

We expect the economic uncertainties to have a minimal impact on sales revenues

In the opinion of management, all adjustments necessary for a fair presentation of the condensed consolidated financial statements have been included. Except as disclosed elsewhere in this Form 10-Q, all such adjustments are of a normal and recurring nature. In addition, financial results presented for this fiscal 2023 interim period are not necessarily indicative of the results that may be expected for the full fiscal year ending June 30, 2023 or any other future interim or annual period. These condensed consolidated financial statements are unaudited and accordingly, should be read in conjunction with the audited consolidated financial statements and related notes contained in our Annual Report on Form 10-K for the fiscal year ended June 30, 2022, filed with the SEC on September 13, 2022. The June 30, 2022 condensed consolidated balance sheet was derived from the audited consolidated financial statements as of that date.

Significant Accounting Policies

A description of the Company’s significant accounting policies is included in the audited financial statements within its Annual Report on Form 10-K for the fiscal year ended June 30, 2022. Except as noted below, there have been no material changes in the Company’s significant accounting policies during the three months ended September 30, 2022.

Use of Estimates

The preparation of financial statements in accordance with GAAP requires us to make estimates and assumptions that affect the reported amounts in the condensed consolidated financial statements and accompanying notes. These estimates form the basis for judgments we make about the carrying values of assets and liabilities that are not readily apparent from other sources. We base our estimates and judgments on historical experience and on various other assumptions that we believe are reasonable under the circumstances. These estimates are based on management’s knowledge about current events and expectations about actions we may undertake in the future. Significant estimates include, but are not limited to depletion allowance, allowance for doubtful accounts, the net realizable value of inventory, expected future cash flows including growth rates, discount rates, and other assumptions and estimates used to evaluate the recoverability of long-lived assets, estimated fair values of intangible assets in acquisitions, intangible assets and goodwill for impairment, amortization methods and periods, amortization period of label and package design costs, the estimated fair value of long-term debt, the valuation of interest rate swaps, contingent consideration, common stock, stock-based compensation, accounting for income taxes and net assets held for sale. Actual results could differ materially from those estimates.

Reclassifications

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations. Specifically, we reclassified $1.8 million of restricted cash from restricted cash to cash and cash equivalents and reclassified $0.7 million of amortization expense from selling, general and administrative expenses.

Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheet that sums to the total of the same such amounts as shown in the condensed consolidated statement of cash flows:

(in thousands)	September 30, 2022	June 30, 2022
Cash and cash equivalents	$44,622	$45,492
Restricted cash	-	4,800
Total cash, cash equivalents and restricted cash as shown in the consolidated statement of cash flows	$44,622	$50,292

In connection with the amended and restated loan and security agreement (see Note 10), the Company entered into a Deposit Control Agreement which required $4.8 million of the total cash received to be placed into a restricted cash collateral account, subject to release upon the completion of certain construction work and certificates of occupancy associated with the Ray's Station production facility. In July 2022, the Deposit Control Agreement was terminated upon certification that the conditions to Ray's Station's were satisfied.

Accounts Receivable and Allowance for Credit Losses

The Company adopted Accounting Standards Update ("ASU") ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326):and its related amendments as of July 1, 2022, see “Recently Adopted Accounting Pronouncements” below.

Accounts receivable are recorded at the invoiced amount. We consider an account past due on the first day following its due date. We monitor past due accounts periodically and establish appropriate reserves to cover expected losses, and consider historical experience, the current economic environment, customer credit ratings or bankruptcies and reasonable and supportable forecasts to develop our allowance for expected credit losses. We review these factors quarterly to determine if any adjustments are needed to the allowance. Account balances are written-off against the established allowance when we feel it is probable the receivable will not be recovered.

The provision for doubtful accounts for the periods ended September 30, 2022 and June 30, 2022, was $400.0 thousand and $120.0 thousand, respectively. We do not accrue interest on past-due amounts. Bad debt expense was insignificant for all reporting periods presented.

Other receivables include insurance related receivables, income tax receivable and other miscellaneous receivables.

Disaggregation of Revenue

The following table summarizes revenue by geographic region:

	Three Months Ended September 30,
(in thousands)	2022	2021
Geographic regions:
United States	$77,325	$54,150
International	537	1,537
Total net revenue	$77,862	$55,687

The following table provides a disaggregation of revenue based on the pattern of revenue recognition:

	Three Months Ended September 30,
(in thousands)	2022	2021
Point in time	$66,213	$46,822
Over a period of time	11,649	8,865
Total net revenue	$77,862	$55,687

Concentrations of Risk

Financial instruments that potentially expose us to significant concentrations of credit risk consist primarily of cash and trade accounts receivable. We maintain the majority of our cash balances at multiple financial institutions that management believes are of high-credit quality and financially stable. At times, we have cash deposited with major financial institutions in excess of the Federal Deposit Insurance Corporation ("FDIC") insurance limits. At September 30, 2022 and June 30, 2022, we had $45.2 million and $49.0 million respectively, in major financial institutions in excess of FDIC insurance limits. We sell the majority of our wine through U.S. distributors and the Direct-to-Consumer channel. Receivables arising from these sales are not collateralized. We attempt to limit our credit risk by performing ongoing credit evaluations of our customers and maintaining adequate allowances for potential credit losses.

The following table summarizes customer concentration of:

	Three Months Ended September 30,
	2022	2021
Revenue as a percent of total revenue
Customer A	18.9%	25.5%
Customer B	*	12.6%

The following table summarizes customer concentration of:

	September 30, 2022	June 30, 2022
Receivables as a percent of total receivables
Customer A	29.4%	26.0%
Customer B	*	*

* Customer revenue or receivables did not exceed 10% in the respective periods.

Revenues for sales from Customer A are included within the Wholesale and Business-to-Business reporting segments and Customer B are included within the Business-to-Business reporting segment.

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

Leases

The Company adopted ASU 2016-02, Leases ("Topic 842") and its related amendments as of July 1, 2022, see “Recently Adopted Accounting Pronouncements” below. The Company has both operating leases and finance leases. The Company’s non-cancelable leases for winery facilities, vineyards, corporate and administrative offices, tasting rooms, and some equipment are classified as operating leases. The Company’s non-cancelable leases for certain equipment that include a bargain purchase option at the end of the lease term are classified as finance leases.

The Company recognizes a right of use (“ROU”) asset representing its right to use the underlying asset for the lease term on the condensed consolidated balance sheet and related lease liabilities representing its obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. Because the rate implicit in each lease is not readily determinable, the Company uses its incremental borrowing rate to determine the present value of the lease payments. The ROU asset also includes adjustments for lease incentives receivable, deferred rent and prepaid rent when applicable. The Company’s lease terms may include options to extend the lease when it is reasonably certain that the Company will exercise that option. The Company has made an accounting policy election not to recognize ROU assets and lease obligations for its short-term leases, which are defined as leases with an initial term of 12 months or less. However, the Company will recognize these lease payments in the condensed consolidated statements of operations and comprehensive income/(loss) on a straight-line basis over the lease term and variable lease payments in the period in which the obligation is incurred.

Lease expense for operating leases is recognized on a straight-line basis over the lease term. For finance leases, the right-of-use asset is amortized to amortization expense and interest expense is recorded in connection with the lease liability. Payments under lease arrangements are primarily fixed, however, most lease agreements also contain some variable payments. Variable lease payments other than those that depend on an index or a rate are expensed as incurred and not included in the operating lease ROU assets and lease liabilities. These amounts primarily include payments for taxes, parking and common area expenses. See Note 9.

Assets Held for Sale

The Company classifies an asset group (‘asset’) as held for sale in the period that (i) it has approved and committed to a plan to sell the asset, (ii) the asset is available for immediate sale in its present condition, (iii) an active program to locate a buyer and other actions required to sell the asset have been initiated, (iv) the sale of the asset is probable and transfer of the asset is expected to qualify for recognition as a completed sale within one year (subject to certain events or circumstances), (v) the asset is being actively marketed for sale at a price that is reasonable in relation to its current fair value, and (vi) it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. The Company initially and subsequently measures a long-lived asset that is classified as held for sale at the lower of its carrying value or fair value less any costs to sell. Any loss resulting from this measurement is recognized in selling, general and administrative expenses in the period in which the held for sale criteria are met. Conversely, gains are generally not recognized on the sale of a long-lived asset until the date of sale. Upon designation as an asset held for sale, the Company stops recording depreciation or amortization expense on the asset. The Company assesses the fair value of assets held for sale less any costs to sell at each reporting period until the asset is no longer classified as held for sale.

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

Earnings Per Share

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

The Company does not pay dividends or have participating shares outstanding.

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

Recently Adopted Accounting Pronouncements

In February 2016, the FASB issued Topic 842, which supersedes the guidance in ASC 840, Leases. The new standard, as amended by subsequent ASUs on Topic 842 and recent extensions issued by the FASB in response to COVID-19, requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether the lease is effectively a financed purchase by the lessee. This classification determines whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of its classification. Leases with a term of 12 months or less are accounted for in the Company's consolidated statements of operations.

The Company adopted Topic 842 effective July 1, 2022 using the modified retrospective approach, whereby we recognized a transition adjustment at the effective date of Topic 842, rather than at the beginning of the earliest comparative period presented. Prior period information was not restated. In addition, the Company applied the package of transition practical expedients, which allows the Company to carryforward its population of existing leases, the classification of each lease and the treatment of initial direct costs as of the period of adoption. The Company did not elect the practical expedient related to hindsight analysis which allows a lessee to use hindsight in determining the lease term and in assessing impairment of the entity’s ROU assets.

The Company identified the population of real estate and equipment leases to which the guidance applies and implemented changes in its systems, procedures and controls relating to how lease information is obtained, processed and analyzed. Upon adoption, the Company recognized $37.6 million in ROU assets that represent the Company's right to use the underlying assets for the lease term and $39.2 million in lease obligations that represent the Company's obligation to make lease payments arising from the lease. The ROU assets recognized upon adoption of Topic 842, included the reclassification of approximately $2.1 million of deferred rent and $0.4 million of prepaid rent. See Note 9.

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

The Company adopted ASU No. 2016-13, as amended effective July 1, 2022. We consider historical experience, the current economic environment, customer credit ratings or bankruptcies, and reasonable and supportable forecasts to develop our allowance for credit losses. We review these factors quarterly to determine if any adjustments are needed to the allowance. This guidance did not have a material impact on our condensed consolidated financial statements.

Recently Issued Accounting Pronouncements

The recently issued accounting pronouncements did not have an impact on the Company.

2. Business Combinations

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

The results of operations of Vinesse are included in the accompanying condensed consolidated statements of operations from the October 4, 2021 acquisition date.

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

The results of operations of ACE Cider are included in the accompanying condensed consolidated statements of operations from the November 16, 2021 acquisition date.

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

The results of operations of Meier's are included in the accompanying condensed consolidated statements of operations from the January 18, 2022 acquisition date.

Transaction costs incurred in the acquisition were insignificant.

The allocations of the fair value of the acquired businesses were based on preliminary valuations of the estimated net fair value of the assets acquired. The fair value estimates are subject to adjustment during the measurement period (up to one year from the acquisition date). The primary areas of accounting for the acquisitions that are not yet finalized relate to the fair value of certain intangible assets acquired and residual goodwill. Goodwill created in the acquisitions were structured as stock sales and therefore, is non tax deductible and non amortizable. The fair values of the net assets acquired are based on management’s estimates and assumptions, as well as other information compiled by management, including valuations that utilize customary valuation procedures and techniques. While we believe that such preliminary estimates provide a reasonable basis for estimating the fair value of assets acquired, we will evaluate any necessary information prior to finalization of the fair value. During the measurement period, we will adjust preliminary valuations assigned to assets and liabilities if new information is obtained about facts and circumstances that existed as of the acquisition date, if any, that, if known, would have resulted in revised values for these items as of that date. The net working capital adjustments related to the acquisitions are estimated as of the closing date and will be adjusted based on that estimate. Net working capital adjustments, if any, will be recorded in other assets on the condensed consolidated balance sheet. The impact of all changes, if any, that do not qualify as measurement period adjustments are included in current period earnings.

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

3. Inventory

Inventory consists of the following:

(in thousands)	September 30, 2022	June 30, 2022
Bulk wine, spirits and cider	$94,924	$89,038
Bottled wine, spirits and cider	87,393	85,905
Bottling and packaging supplies	18,367	16,328
Nonwine inventory	1,256	831
Total inventories	$201,940	$192,102

For the three months ended September 30, 2022 and 2021, the Company did not recognize any impairment of inventory.

For the three months ended September 30, 2022 and fiscal year ended June 30, 2022, the Company's inventory balances are presented net of inventory reserves of zero and $5.1 million, respectively, for bulk wine, spirits and cider inventory, $1.5 million and $1.8 million, respectively, for bottled wine, spirits and cider inventory and $0.4 million and $0.4 million, respectively, for bottling and packaging supplies inventory.

4. Assets Held for Sale

During the period ended September 30, 2022, the Company had two asset groups classified as held for sale. The assets held for sale include certain real property related to Laetitia vineyards land and property, plant and equipment and assumption of a land lease related to the Tamarack Cellars production facility. These assets are being marketed for sale. The Company intends to complete the sales of the assets within twelve months.

The carrying amounts of assets held for sale consists of the following:

(in thousands)	September 30, 2022
Laetitia vineyards land held for sale	$5,890
Tamarack Cellars property, plant and equipment held for sale	2,767
Less accumulated depreciation and amortization	(2,104)
Total assets held for sale	$6,553

The cash flows related to held for sale assets have not been segregated, and remain included in the major classes of assets.

There were no assets classified as held for sale for the year ended June 30, 2022.

5. Property, Plant and Equipment

Property, plant and equipment consists of the following:

(in thousands)	September 30, 2022	June 30, 2022
Buildings and improvements	$140,975	$141,324
Land	30,325	36,215
Machinery and equipment	77,935	76,916
Cooperage	9,289	13,015
Vineyards	21,204	21,177
Furniture and fixtures	1,796	1,754
	281,524	290,401
Less accumulated depreciation and amortization	(71,637)	(71,697)
	209,887	218,704
Construction in progress	18,317	17,396
	$228,204	$236,100

Depreciation and amortization expense related to property and equipment was $3.2 million and $3.5 million for the three months ended September 30, 2022 and 2021, respectively.

6. Goodwill and Intangible Assets

Goodwill

There were no changes in the carrying amounts of goodwill from fiscal year ended June 30, 2022.

Intangible Assets

The following tables summarize other intangible assets by class:

	September 30, 2022
(in thousands)	Gross Intangible	Accumulated Amortization	Net Intangible	Weighted Average Remaining Amortization Period (in years)
Indefinite-life intangibles
Trade names and trademarks	$30,203	$-	$30,203	N/A
Winery use permits	6,750	-	6,750	N/A
Total Indefinite-life intangibles	36,953	-	36,953

Definite-life intangibles
Customer and Sommelier relationships	30,700	(6,524)	24,176	4.2
Trade names and trademarks	1,900	(357)	1,543	3.2
Total definite-life intangibles	32,600	(6,881)	25,719
Total other intangible assets	$69,553	$(6,881)	$62,672

	June 30, 2022
(in thousands)	Gross Intangible	Accumulated Amortization	Net Intangible	Weighted Average Remaining Amortization Period (in years)
Indefinite-life intangibles
Trade names and trademarks	$30,203	$-	$30,203	N/A
Winery use permits	6,750	-	6,750	N/A
Total Indefinite-life intangibles	36,953	-	36,953

Definite-life intangibles
Customer and Sommelier relationships	30,700	(4,922)	25,778	4.4
Trade names and trademarks	1,900	(254)	1,646	3.5
Total definite-life intangibles	32,600	(5,176)	27,424
Total other intangible assets	$69,553	$(5,176)	$64,377

Amortization expense of definite-life intangibles was $1.7 million and $0.5 million for the three months ended September 30, 2022 and 2021, respectively.

As of September 30, 2022, estimated future amortization expense for definite-lived assets is as follows:

(in thousands)
2023 remaining	$5,116
2024	6,811
2025	5,291
2026	4,527
Thereafter	3,974
Total estimated amortization expense	$25,719

7. Accrued Liabilities
The major classes of accrued liabilities are summarized as follows:

(in thousands)	September 30, 2022	June 30, 2022
Accrued purchases	$13,573	$7,478
Accrued employee compensation	4,551	5,886
Other accrued expenses	5,265	7,115
Non related party accrued interest expense	517	429
Contingent consideration	2,605	2,204
Unearned Income	(60)	(949)
Captive insurance liabilities	1,416	2,041
Total Accrued liabilities and other payables	$27,867	$24,204

8. Fair Value Measurements

The following tables present assets and liabilities measured at fair value on a recurring basis:

	September 30, 2022
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$36,738	$-	$-	$36,738
Interest rate swaps (2)		18,381		18,381
Total	$36,738	$18,381	$-	$55,119

Liabilities:
Contingent consideration liabilities (1)	$-	$-	$8,476	$8,476
Total	$-	$-	$8,476	$8,476

	June 30, 2022
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$36,616	$-	$-	$36,616
Interest rate swaps (2)		$9,157		$9,157
Total	$36,616	$9,157	$-	$45,773

Liabilities:
Contingent consideration liabilities (1)	$-	$-	$8,515	$8,515
Total	$-	$-	$8,515	$8,515

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

The following table provides a reconciliation of liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

(in thousands)	Contingent Consideration
Balance at June 30, 2022	$8,515
Acquisitions	-
Payments	(39)
Change in fair value	-
Balance at September 30, 2022	8,476
Less: current portion	(2,605)
Long term portion	$5,871

The current and long-term portion of contingent consideration is included within the accrued liabilities and other payables and other long-term liabilities, respectively, in the condensed consolidated balance sheets.

9. Leases

Leases Under ASC 842

We have lease agreements for certain winery facilities, vineyards, corporate and administrative offices, tasting rooms, and equipment under long-term non-cancelable leases. We determine if an arrangement is a lease at inception by evaluating whether the arrangement conveys the right to use an identified asset and whether we obtain substantially all of the economic benefits from and have the ability to direct the use of the asset. Our lease agreements generally do not contain any material residual value guarantees or material restrictive covenants.

Beginning July 1, 2022, operating leases are included in operating lease right-of-use assets, current operating lease liabilities and long-term operating lease liabilities in our condensed consolidated balance sheet. Operating lease right-of-use assets and corresponding operating lease liabilities are recognized at commencement date based on the present value of lease payments over the lease term. Operating lease expense for operating lease assets is recognized on a straight-line basis over the lease term. As most of our leases do not provide an implicit rate, we use our collateralized incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. We use the implicit rate if it is readily determinable.

Finance leases are included in finance lease right-of-use assets, current finance lease liabilities and long-term finance lease liabilities in our condensed consolidated balance sheet.

Our lease agreements include leases that contain lease components and non-lease components. For all asset classes, we have elected to account for both of these provisions as a single lease component.

We also have elected to apply a practical expedient for short-term leases whereby we do not recognize a lease liability and right-of-use asset for leases with a term of 12 months or less. In addition, we elected the package of transition practical expedients permitted under the transition guidance, which allows the Company to carry forward our leases without reassessing, whether any contracts are leases or contain leases, lease classification and initial direct costs.

Our leases have remaining lease terms from two to 10 years. Our lease terms may include options to extend or terminate the lease when it is reasonably certain and there is significant economic incentive to exercise that option.

Beginning fiscal 2022, we no longer had related party lease agreements.

The following table summarizes the components of lease expense:

Three Months Ended
(in thousands)	September 30, 2022
Operating lease expense	$1,808

Finance lease expense
Amortization of right-of-use assets	70
Interest on lease liabilities	9
Total finance lease expense	79
Variable lease expense	157
Short-term lease expense	35
Total lease expense	$2,079

The following table summarizes supplemental balance sheet related to leases:

(in thousands)	September 30, 2022
Operating Leases
Operating lease right-of-use assets	$35,509

Current portion of operating lease liabilities	5,197
Long-term operating lease liabilities	31,637
Total operating lease liabilities	36,834

Finance Leases
Finance lease right-of-use assets	689

Current portion of finance lease liabilities	263
Long-term finance lease liabilities	429
Total finance lease liabilities	$692

The following table summarizes the weighted-average remaining lease term and discount rate:

Weighted-average remaining lease term (in years)
Operating leases	6.7
Finance leases	2.8

Weighted-average discount rate
Operating leases	5.0%
Finance leases	5.0%

The minimum annual payments under our lease agreements as of September 30, 2022 are as follows:

(in thousands)	Operating Leases	Finance Leases
Remaining fiscal 2023	$4,795	$219
2024	6,849	285
2025	6,529	157
2026	6,521	79
2027	6,195	-
2028 and thereafter	12,479	-
Total lease payments	43,368	740
Less imputed interest	(6,534)	(48)
Present value of lease liabilities	36,834	692
Current portion of lease liabilities	(5,197)	(263)
Total long term lease liabilities	$31,637	$429

* Table excludes obligations for leases with original terms of 12 months or less which have not been recognized as ROU assets or liabilities in our condensed consolidated balance sheets.

10. Long-Term and Other Short-Term Obligations

The following table summarizes long-term and other short-term obligations:

(in thousands)	September 30, 2022	June 30, 2022
Note to a bank with interest at LIBOR (1.76%) at September 30, 2022 plus 1.75%; payable in quarterly installments of $1,180 principal with applicable interest; matures in September 2026; secured by specific assets of the Company. Loan amended April 2021. Quarterly payments of $1,066 reduced from $1,180 starting June 2021. Revised maturity date July 2026.	$75,726	$76,792

Capital expenditures borrowings payable at LIBOR (0.50%) at September 30, 2022 and June 30, 2022 plus 1.75%, payable in quarterly installments of $1,077 at September 30, 2022 and June 30, 2022 with draw expiring July, 2026.	39,699	40,776

Note to a bank with interest fixed at 3.6%, payable in monthly installments of $60 principal with applicable interest; matures in April 2023.	418	593

Note to a bank with interest fixed at 2.75%, payable in monthly installments of $61 principal with applicable interest; matures in March 2024.	1,071	1,246

Delayed Draw Term Loan ("DDTL") with interest at LIBOR (2.32%) at September 2022 plus 1.75%, payable in quarterly installments of $1,260 starting March 2022. Matures in July 2024.	64,622	65,882
	181,536	185,289
Less current maturities	(14,738)	(14,909)
Less unamortized deferred financing costs	(1,221)	(1,285)
	$165,577	$169,095

Maturities of Long-Term and Other Short-Term Borrowings

As of September 30, 2022, maturities of long-term and other short-term borrowings for succeeding years are as follows:

Remaining 2023	$11,156
2024	14,152
2025	64,372
2026	8,571
2027	83,285
$181,536

Line of Credit

The Company has a $480.0 million amended and restated loan and security agreement consisting of an accounts receivable and inventory revolving facility up to $230.0 million, a term loan in a principal amount of up to $100.0 million, a capital expenditures facility in an aggregate principal of up to $50.0 million, and a delay draw term loan facility up to an aggregate of $100.0 million which was limited to an aggregate of $55.0 million. Upon consummation of the merger transaction, the requirements of the delayed draw term loan were met. The effective interest rate under the revolving facility was 2.6% and 4.0% as of September 30, 2022 and 2021, respectively. The Company had $22.4 million and $22.0 million available under the line of credit as of September 30, 2022 and June 30, 2022, respectively.

On November 8, 2022, we amended the amended and restated loan and security agreement to to revise a definition used in a financial covenant under the agreement for the debt covenant calculation as of September 30, 2022 and subsequent periods.

11. Stockholders' Equity

Common Stock

We had reserved shares of stock, on an as-if converted basis, for issuance as follows:

	September 30, 2022	June 30, 2022
Warrants	25,646,453	25,818,247
Earnout shares	5,726,864	5,726,864
Total	31,373,317	31,545,111

Warrants

At September 30, 2022, there were 25,646,453 warrants outstanding to purchase shares of the Company's common stock at a price of $11.50 per whole share. The 25,646,453 warrants are made up of 18,000,000 Public Warrants (the "Public Warrants") and 8,000,000 Private Warrants (the "Private Warrants") less the 353,547 warrants that have been repurchased as part of our share repurchase plan.

The Public Warrants are exercisable commencing on August 11, 2021 and expire five years after the commencement date. The Company may accelerate the expiry date by providing 30 days’ prior written notice, if and only if, the closing price of the Company’s common stock equals or exceeds $18.00 per share for any 20 trading days within a 30-trading day period. The public warrant holder’s right to exercise will be forfeited unless the warrants are exercised prior to the date specified in the notice of acceleration of the expiry date.

At September 30, 2022, there were 8,000,000 purchased warrants at a price of $1.00 per Private Warrant, with each Private Warrant exercisable commencing on August 11, 2021 for one common share at an exercise price of $11.50, subject to anti-dilution adjustments. The private warrants expire five years after the commencement date.

Earnout Shares

The VWE Legacy shareholders are entitled to receive up to an additional 5,726,864 shares of the Company’s common stock (the “Earnout Shares”) if at any point during the Earnout Period, from June 7, 2021 to June 7, 2023, the Company's closing share price on the Nasdaq on 20 trading days out of 30 consecutive trading days;

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

No Earnout Shares were issued as of September 30, 2022.

2021 Stock Incentive Plan

Effective June 7, 2021, the Company adopted the 2021 Omnibus Incentive Plan (as amended, the "2021 Plan”). The 2021 Plan provides for the issuance of stock options, stock appreciation rights, performance shares, performance units, stock, restricted stock, restricted stock units and cash incentive awards. The 2021 Plan was approved by shareholders at the Annual Meeting of Shareholders on February 2, 2022.

The following table provides total stock-based compensation expense by award type:

	Three Months Ended
(in thousands)	September 30, 2022	September 30, 2021
Stock option awards	$1,686	$-
Restricted stock units	2,936	-
Total stock-based compensation	$4,622	$-

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

The following table presents a summary of stock option activity under the 2021 Plan:

	Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at June 30, 2022	3,503,527	$10.50	3.22	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited or cancelled	(1,250)	10.50	-	-
Outstanding at September 30, 2022	3,502,277	$10.50	2.99	-

Total unrecognized compensation expense related to the stock options was $6.4 million, which is expected to be recognized over a weighted-average period of 3.0 years. No stock options were vested and exercisable as of September 30, 2022.

Restricted Stock Units

Restricted stock units are subject only to service conditions and vest ratably over four years.

The following table presents a summary of restricted stock units activity for the periods presented:

	Restricted Stock Units	Weighted-Average Grant Date Fair Value
Outstanding at June 30, 2022	1,902,068	$8.14
Granted	-	-
Issued	-	-
Forfeited or cancelled	-	-
Outstanding at September 30, 2022	1,902,068	$8.14

Total unrecognized compensation expense related to the restricted stock units was $7.3 million, which is expected to be recognized over a weighted-average period of 2.6 years. No restricted stock units vested as of September 30, 2022.

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

For accounting purposes, common stock and/or warrants repurchased under our repurchase plan are recorded based upon the settlement date of the applicable trade. Such repurchased shares are presented using the cost method. During the quarter ended September 30, 2022, the Company repurchased 171,994 warrants at an average price of $1.00 per warrant. The total cost of the shares and/or warrants repurchased was $0.2 million.

The table below summarizes the changes in repurchases of common stock and warrants:

(in thousands)	September 30, 2022
Balance at June 30, 2022	3,053,447
Repurchases of common stock	-
Repurchases of warrants	171,994
Balance at September 30, 2022	3,225,441

The Stock and Warrant Repurchase Plan expired on September 9, 2022.

12. Income Taxes

The increase in our effective tax rate for the three months ended September 30, 2022 was primarily due to changes in pre-tax income and permanent items, which primarily consist of non-deductible officer compensation expense, as compared to the three months ended September 30, 2021.

For the three months ended September 30, 2022, our effective tax rate differs from the federal statutory rate of 21% primarily due to permanent items, which primarily relate to non-deductible officer compensation, and state taxes. For the three months ended September 30, 2021, our effective tax rate differs from the federal statutory rate of 21% due to permanent items, which primarily consist of the R&D Tax Credit.

The provisional measurements of fair value for income taxes payable and deferred taxes for the acquisitions of Vinesse, ACE Cider and Meier may be subject to changes as additional information is received and certain tax returns are finalized. The Company expects to finalize the fair value measurements as soon as practicable, but not later than one year from the date of acquisition.

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

Other Commitments

Contracts exist with various growers and certain wineries to supply a significant portion of our future grape and wine requirements. Contract amounts are subject to change based upon actual vineyard yields, grape quality and changes in grape prices. Estimated future minimum grape and bulk wine purchase commitments are as follows:

(in thousands)	Total
Remaining 2023	$40,524
2024	20,706
2025	18,158
$79,388

Grape and bulk wine purchases under contracts totaled $15.8 million and $10.3 million for the three months ended September 30, 2022 and 2021, respectively. The Company expects to fulfill all of these purchase commitments.

14. Related Party Transactions

Immediate Family Member and Other Business Arrangements

We provide at will employment to several family members of officers or directors who provide various sales, marketing and administrative services to us. Payroll and other expenses to these related parties was $125.0 thousand and $71.0 thousand for the three months ended September 30, 2022 and 2021, respectively.

We pay for sponsorship and marketing services and point of sale marketing materials to unincorporated businesses that are managed by immediate family members of a Company executive officer. For the three months ended September 30, 2022 and 2021, payments related to sponsorship and marketing services totaled $87.0 thousand and $75.0 thousand, respectively.

Financial Advisory Agreement

In April 2022, the Company entered into an arrangement with Global Leisure Partners LLC ("GLP") to act as a financial advisor to the Company in connection with its exploration of acquisitions, mergers, investments and other strategic matters. A director of the Company having the authority to establish policies and make decisions is an executive of GLP. Although members of the board of directors are typically independent from management, members of the board of directors would be considered management based on the definition of management in ASC 850, Related Party Disclosures. During the three months ended September 30, 2022 and 2021, payments in respect of capital markets and mergers and acquisitions matters totaled $50.5 thousand and zero, respectively.

15. Segments

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the CODM, or decision-making group, in deciding how to allocate resources and in assessing performance. When determining the reportable segments, the Company aggregated operating segments based on their similar economic and operating characteristics. Our operations are principally managed on a sales distribution basis and are comprised of three reportable segments: Wholesale; Direct-to-Consumer; and Business-to-Business. The factors for determining the reportable segments include the manner in which management evaluates performance for purposes for allocating resources and assessing performance.

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

Business-to-Business Segment—Our Business-to-Business sales channel generates revenue primarily from the sale of private label wines and spirits, and custom winemaking services. Annually, we work with our national retail partners to develop private label wines incremental to their wholesale channel businesses.

Corporate and Other Segment—Our Corporate and Other segment generates revenues from grape and bulk sales and storage services. Other, non-allocable expenses include corporate expenses, non-direct selling expenses and other expenses not specifically allocated to an identified reporting segment.

The following tables present net revenues and income from operations directly attributable to the Company's segments:

	Three Months Ended September 30, 2022
(in thousands)	Wholesale	Direct-to-Consumer	Business-to-Business	Corporate and Other	Total
Segment Results
Net revenues	$23,381	$20,497	$34,084	$(100)	$77,862
Income (loss) from operations	$1,828	$2,355	$12,761	$(21,869)	$(4,925)

	Three Months Ended September 30, 2021
(in thousands)	Wholesale	Direct-to-Consumer	Business-to-Business	Corporate and Other	Total
Segment Results
Net revenues	$16,203	$14,915	$24,467	$102	$55,687
Income (loss) from operations	$4,188	$2,539	$7,514	$(8,098)	$6,143

There was no inter-segment activity for any of the given reporting periods presented.

Depreciation expense recognized by operating segment is summarized below:

(in thousands)	Wholesale	Direct-to-Consumer	Business-to-Business	Corporate and Other	Total
For the periods ended September 30:
2022	$38	$291	$(477)	$455	$307
2021	$-	300	$-	$-	$300

Amortization expense recognized by operating segment is summarized below:

(in thousands)	Wholesale	Direct-to-Consumer	Business-to-Business	Corporate and Other	Total
For the periods ended September 30:
2022	$596	$745	$364	$-	$1,705
2021	$-	500	$-	$-	500

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

16. Earnings Per Share

The following table reconciles the number of common shares used to compute basic and diluted earnings per share attributable to Vintage Wine Estates, Inc., shareholders:

	Three Months Ended September 30,
(in thousands, except for per share amounts)	2022	2021
Net income	$634	$2,779
Less: income (loss) allocable to noncontrolling interest	(343)	25
Net income allocable to common shareholders	$977	$2,804

Numerator – Basic EPS
Net income allocable to common shareholders	$977	$2,804
Net income allocated to common shareholders	$977	$2,804

Numerator – Diluted EPS
Net income allocated to common shareholders	$977	$2,804
Net income allocated to common shareholders	$977	$2,804

Denominator – Basic Common Shares
Weighted average common shares outstanding - Basic	58,819,160	60,461,611

Denominator – Diluted Common Shares
Weighted average common shares - Diluted	58,819,160	60,461,611

Net income per share – basic:
Common Shares	$0.02	$0.05
Net income per share – diluted:
Common Shares	$0.02	$0.05

The following securities have been excluded from the calculations of diluted earnings per share attributable to common shareholders because including them would have been antidilutive:

	Three Months Ended September 30,
	2022	2021
Shares subject to warrants to purchase common stock	25,646,453	26,000,000
Shares subject to options to purchase common stock	3,502,277	-
Total	29,148,730	26,000,000

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion summarizes the significant factors affecting the consolidated operating results, financial condition, liquidity and cash flows of our Company as of and for the periods presented. The following discussion and analysis should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended June 30, 2022 (our "Annual Report") and the unaudited condensed consolidated financial statements and the accompanying notes thereto included herein. Unless the context otherwise requires, references in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to “we”, “us”, “our” and “the Company” are intended to mean the business and operations of Vintage Wine Estates, Inc., a Nevada corporation and its consolidated subsidiaries.

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

Trends and Other Factors Affecting Our Business

Various trends and other factors affect or have affected our operating results, including:

Economic Uncertainties

The ongoing COVID-19 pandemic ("COVID-19"), inflation and supply chain constraints continue to disrupt the U.S. and global economies and there remains uncertainty about the impact on the economy. We cannot estimate with any certainty the length or severity of the economic uncertainties or the related financial consequences on our business and operations, including whether and when historic economic and operating conditions will resume or the extent to which the disruption may impact our business, financial position, results of operations or cash flows.

We expect the economic uncertainties to have a minimal impact on sales revenues

Invasion of Ukraine

Russia's invasion of Ukraine has not had a direct impact on the Company. The Company does not have assets, operations or human capital resources located in Russia or Ukraine, does not invest or hold securities that trade in those areas and does not rely on goods or services sourced in Russia or Ukraine. However, the Company receives its capsules for wine bottles from a supplier in Italy, who has plants located in Ukraine, Italy and Poland. While the Company has not been impacted directly by supply chain disruptions as a result of the invasion, including potential cybersecurity risks and other indirect operational or supply chain challenges, the competition to secure wine bottle capsules has increased from suppliers due to the closing of the plant in Ukraine.

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

Net Revenues

We generate revenue from our segments: Wholesale, B2B, Direct-to-Consumer ("DTC") and Corporate and Other. We recognize revenue from sales when obligations under the terms of a contract with our customer are satisfied. Generally, this occurs when the product is shipped, and title passes to the customer, and when control of the promised product or service is transferred to the customer. Our standard terms are free on board, or FOB, shipping point, with no customer acceptance provisions. Revenue is measured as the amount of consideration expected to be received in exchange for transferring products. We recognize revenue net of any taxes collected from customers, which are subsequently remitted to governmental authorities. We account for shipping and handling as activities to fulfill our promise to transfer the associated products. Accordingly, we record amounts billed for shipping and handling costs as a component of net sales and classify such costs as a component of costs of sales. Our products are generally not sold with a right of return unless the product is spoiled or damaged. Historically, returns have not been significant to us.

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

Adjusted EBITDA is defined as earnings (loss) before interest, income taxes, depreciation and amortization, stock-based compensation expense, casualty losses or gains, impairment losses, changes in the fair value of derivatives, restructuring related income or expenses, acquisition and integration costs, and certain non-cash, non-recurring, or other items included in net income (loss) that we do not consider indicative of our ongoing operating performance. Adjusted EBITDA Margin is defined as Adjusted EBITDA divided by net revenues.

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

Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021

Wholesale Segment Results

The following table presents summary financial data for our Wholesale segment:

	Three Months Ended September 30,		Dollar	Percent
(in thousands, except %)	2022	2021	Change	Change
Net revenues	$23,381	$16,203	$7,178	44.3%
Income from operations	$1,828	$4,188	$(2,360)	-56.4%

Wholesale net revenues for the three months ended September 30, 2022 increased $7.2 million, or 44.3%, from the three months ended September 30, 2021. The increase was attributable to an increase in sales of $6.9 million related to acquisition case volumes.

Wholesale income from operations for the three months ended September 30, 2022 decreased $2.4 million, or 56.4%, from the three months ended September 30, 2021. The decrease was attributable to higher costs due to inflation and supply chain challenges as well as $2.7 million in overhead burden, partially offset by $0.7 million related to acquisitions.

B2B Segment Results

The following table presents summary financial data for our B2B segment:

	Three Months Ended September 30,		Dollar	Percent
(in thousands, except %)	2022	2021	Change	Change
Net revenues	$34,084	$24,467	$9,617	39.3%
Income from operations	$12,761	$7,514	$5,247	69.8%

B2B net revenues for the three months ended September 30, 2022 increased $9.6 million, or 39.3%, from the three months ended September 30, 2021. The increase was primarily attributable to increased custom production as well as an increase of $4.9 million related to acquisitions.

B2B income from operations for the three months ended September 30, 2022 increased $5.2 million, or 69.8%, from the three months ended September 30, 2021. The increase was attributable to increased margin on bulk distilled alcohol sales partially offset by a loss from operations of $0.7 million related to acquisitions.

DTC Segment Results

The following table presents summary financial data for our DTC segment:

	Three Months Ended September 30,		Dollar	Percent
(in thousands, except %)	2022	2021	Change	Change
Net revenues	$20,497	$14,915	$5,582	37.4%
Income from operations	$2,355	$2,539	$(184)	-7.2%

DTC net revenues for the three months ended September 30, 2022 increased $5.6 million, or 37.4%, from the three months ended September 30, 2021. The increase was primarily attributable to increased e-commerce and wine club revenues as well as an increase of $3.1 million related to acquisitions.

DTC income from operations for the three months ended September 30, 2022 remained flat from the three months ended September 30, 2021.

Corporate and Other Segment Results

The following table presents summary financial data for our Corporate and Other segment:

	Three Months Ended September 30,		Dollar	Percent
(in thousands, except %)	2022	2021	Change	Change
Net revenues	$(100)	$102	$(202)	198.0%
Income (loss) from operations	$(21,869)	$(8,098)	$(13,771)	-170.1%

Corporate and Other net revenues for the three months ended September 30, 2022 remained relatively flat, down $0.2 million from the three months ended September 30, 2021.

Corporate and Other loss from operations for the three months ended September 30, 2022 increased $13.7 million, or 170.1%, from the three months September 30, 2021. The increase in losses was due to $4.6 million of share-based compensation expense, continued increased costs of labor of $1.2, increased costs of freight of $1.0 million, depreciation expense of $0.5 million as well as increased infrastructure costs required to be a public company and the continued increased costs of warehousing and insurance.

Case Volumes

The following tables summarize 9-liter equivalent cases by segment:

	Three Months Ended September 30,
(in thousands)	2022	2021	Unit Change	% Change
Wholesale	539	209	330	157.9%
B2B	*	*	*	*
DTC	99	60	39	65.0%
Total case volume	638	269	369	137.2%

*B2B segment sales are primarily not related to case volumes, therefore the Company has elected to not report case volumes for this segment as it would not be indicative of the underlying performance of the business.

The increase in case volumes was primarily due to wholesale which was driven by the ACE Cider acquisition that ships higher case volumes of lower priced product. Increased DTC volumes were driven by QVC and Wine Clubs.

Non-GAAP Financial Measures

The following is a reconciliation of net income to Adjusted EBITDA for the periods presented:

	Three Months Ended September 30
	2022		2021
Net income (loss)	$634		$2,779
Interest expense	3,381	-	3,603
Income tax provision	658		1,193
Depreciation	3,215		3,623
Amortization	1,811		531
Stock-based compensation expense	4,622		-
Net unrealized gain on interest rate swap agreements	(9,327)		(1,393)
Gain on disposition of assets	(118)		(340)
Deferred rent adjustment	-		128
Acquisition integration costs	391		-
Deferred gain on sale leaseback	(334)		-
Gain on litigation proceeds	(530)		-
Inventory acquisition basis adjustment	663		437
Adjusted EBITDA	$5,066		$10,561
Revenue	$77,862		$55,687
Adjusted EBITDA margin	6.5%		19.0%

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

Cash and Cash Equivalents

Our cash and cash equivalents balance was $44.6 million at September 30, 2022 compared to $50.3 million at June 30, 2022, exclusive of restricted cash. At September 30, 2022, our cash and cash equivalents were held in cash depository accounts with major banks.

Cash Flows

The table below presents a summary of our sources and uses of cash:

	Three Months Ended September 30,
(in thousands)	2022	2021	Change
Operating activities	$2,083	$(1,961)	$4,044
Investing activities	$(3,549)	$(7,845)	$4,296
Financing activities	$(4,204)	$9,202	$(13,406)

The cash flows related to held for sale assets have not been segregated, and remain included in the major classes of assets.

Cash Flows provided by (used in) Operating Activities

Net cash provided by operating activities was $2.1 million for the three months ended September 30, 2022 compared to net cash used in operating activities of $2.0 million for the three months ended September 30, 2021, representing an increase in net cash provided of $4.0 million. The increase in net cash provided was primarily attributable to the decrease in net income of $2.1 million, net changes in certain non-cash adjustments of 4.8 million to reconcile net income to operating cash flow and net changes in other operating assets and liabilities of $11.0 million as detailed on the condensed consolidated statement of cash flows.

Cash Flows provided by (used in) Investing Activities

Net cash used in investing activities was $3.5 million for the three months ended September 30, 2022, compared to net cash used in investing activities of $7.8 million for the three months ended September 30, 2021, representing an decrease in net cash used of $4.3 million. Cash flows from investing activities are utilized primarily to fund acquisitions, capital expenditures for improvements to existing assets and other corporate assets. The decrease in net cash used was primarily attributable to reduced purchases of property, plant and equipment of $4.3 million.

Cash Flows provided by (used in) Financing Activities

Net cash used in financing activities was $4.2 million for the three months ended September 30, 2022 compared to net cash provided by of $9.2 million for the three months ended September 30, 2021, representing an increase in net cash used of $13.4 million. The increase in net cash used consisted primarily of $16.8 million of payments from our line of credit and long-term debt, net of proceeds on our line of credit.

Contractual Obligations

There have been no material changes to our contractual obligations from what was previously disclosed in our Annual Report on Form 10-K filed with the SEC.

Off-Balance Sheet Arrangements

As of September 30, 2022, the Company had no off-balance sheet arrangements.

Significant Accounting Policies

Our condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of our condensed consolidated financial statements and related disclosures requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and the disclosure of contingent assets and liabilities in our condensed consolidated financial statements. For a description of our critical accounting policies, refer to “Critical Accounting Policies” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K. As a result of adopting ASC 842 as of July 1, 2022, there have been material changes to our lease accounting policies during the three months ended September 30, 2022, that are described in Note 1 to our condensed consolidated financial statements included in Part I, Item I of this Form 10-Q.

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

Inflation

We do not believe that inflation has had a material effect on our business, results of operations, or financial condition. Nonetheless, if our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs, particularly if inflationary pressures continue during an economic downturn. These matters could harm our business, results of operations or financial condition.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as a result of a material weakness in our internal control over financial reporting and discussed below, our disclosure controls and procedures were not effective as of September 30, 2022. Management's conclusion was based on discoveries and observations made during the fiscal 2022 audit.

Material Weakness in Internal Control Over Financial Reporting

The Company's material weakness first identified during the audit of our fiscal 2021 consolidated financial statements, as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2022, related to business processes and controls to perform reconciliations of certain account balances on a regular basis, has not been fully remediated, and, as a result, our internal control over financial reporting was not effective as of September 30, 2022.

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

Part II—Other Information

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Important risk factors that could affect our operations and financial performance, or that could cause results or events to differ from current expectations, are described in "Part I, Item 1A — Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended June 30, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Sale of Unregistered Securities

None.

Issuer Purchases of Equity Securities

The following table provides information about repurchases of our common stock and warrants during the quarter ended September 30, 2022:

Repurchases	Total number of shares purchased	Average price paid per share	Total number of warrants purchased	Average price paid per warrant	Total number of shares and warrants purchased as part of publicly announced plans or programs (1)	Approximate dollar value of shares and warrants that may yet be purchased under the plans or programs
July 1, 2022 - July 31, 2022	-	$-	9,495	$1.34	9,495	$3,787,832
August 1, 2022 - August 31, 2022	-	-	113,099	0.99	113,099	3,675,864
September 1, 2022 - September 30, 2022	-	-	49,400	0.96	49,400	3,628,440
Total	-	$-	171,994	$1.00	171,994

(1) on March 8, 2022, the Company announced that our board of directors approved a repurchase plan authorizing us to purchase up to $30.0 in aggregate value of our common stock and/or warrants through September 8, 2022. The repurchase program expired on September 9, 2022 and is more fully disclosed in Note 11, Stockholders' Equity, of the Notes to the Condensed Consolidated Financial Statements. As of September 30, 2022, we repurchased an aggregate 2,871,894 shares of our common stock in the open market and 353,547 warrants pursuant to our repurchase program.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

On November 8, 2022, we entered into an amendment to the Amended and Restated Loan and Security Agreement (the “Loan Agreement”) with Bank of the West as administrative and collateral agent for the lenders that are parties to the Loan Agreement (the “Amendment”) to amend the definition of Adjusted EBITDA by adding an additional adjustment to the definition of Adjusted EBITDA. Adjusted EBITDA is used in the calculation of the fixed charge coverage ratio covenant under the Loan Agreement. A copy of the Amendment will be filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ending December 31, 2022.

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

10.1	Employment Agreement between Vintage Wine Estates, Inc., a Nevada Corporation, and Kristina Johnston, effective as of March 7, 2022. ◆

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

◆	Indicates management compensatory plan, contract or arrangement.

Signatures

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Vintage Wine Estates, Inc.

Date: November 9, 2022	By:	/s/ PATRICK RONEY
	Name:	Patrick Roney
	Title:	Chief Executive Officer & Director

Date: November 9, 2022	By:	/s/ KRISTINA JOHNSTON
	Name:	Kristina Johnston
	Title:	Chief Financial Officer