Form 10-Q/A
period 2022-09-30
Vintage Wine Estates, Inc.
filed 2023-05-10
CIK 1834045

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

As of April 30, 2023, 59,339,163 shares of the registrant’s common stock were outstanding.

Explanatory Note

Overview of Restatement

In this Amendment No. 1 on Form 10-Q/A, Vintage Wine Estates, Inc. (“VWE”, “we”, “us”, “our” or “the Company”) is amending its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2022 filed with the Securities and Exchange Commission (“SEC”) on November 9, 2022 (the “Original 10-Q”). We are filing this amended Quarterly Report on Form 10-Q/A to restate our previously issued unaudited condensed consolidated financial statements and related financial information as of, and for, the three months ended September 30, 2022 (the “Subject Period”). In this Quarterly Report on Form 10-Q/A, the Company amends the Original 10-Q to:

a.	restate its unaudited condensed consolidated financial statements and the notes thereto for the Subject Period;
b.	amend its Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) for the Subject Period;
c.	amend the disclosure under Part I, Item 4. Controls and Procedures;

Background on Restatement

As previously disclosed in our Current Report on Form 8-K filed with the SEC on February 8, 2023 (the “Form 8-K”), the Audit Committee of the Board of Directors (the “Audit Committee”) of the Company, after discussion with management, determined that the Company’s previously issued financial statements for the Subject Period should no longer be relied upon and should be restated.

The restatement relates to the misclassification and accounting for certain assets and also the timing of recording certain costs. These required adjustments were identified by the Company’s finance team in the process of closing the second quarter fiscal 2023.

The correction led to a net decrease in previously recognized revenue of $0.6 million, an increase in cost of goods sold of $1.9 million, a decrease in selling, general and administrative expenses of $0.5 million, a loss on remeasurement of contingent liability of $0.8 million, an increase in stock-based compensation expense of $29 thousand for the three months ended September 30, 2022, a decrease in current assets of $1.3 million, an increase in current liabilities of $0.2 million and an increase in other long-term liabilities of $0.2 million as of, and for the period ended September 30, 2022. The net income tax effect of these corrections resulted in a reduction to our income tax provision of $1.5 million. After giving effect to these changes, diluted earnings per share allocable to common stockholders for the three months ended September 30, 2022 as previously reported was reduced by $0.02 to $0.00.

Effect of Restatement

The following table sets forth the effects of the restatement on affected items within our previously reported condensed consolidated statements of operations and comprehensive income (loss).

Three Months Ended
September 30,
(in thousands, except per share amounts)	2022
Net income	$(1,270)
Basic and diluted earnings per share	$(0.02)

Control Considerations

In connection with the restatement, management has reassessed its conclusions regarding the effectiveness of our internal control over financial reporting as of September 30, 2022 and determined that the restatement was caused by our existing material weakness in our internal control over financial reporting and have further clarified our material weakness as of that date. As a result of the material weakness, our disclosure controls and procedures were not effective as of September 30, 2022. Management continues to consider process improvements to strengthen our internal controls and remediate the material weakness.

In accordance with applicable SEC rules, this Quarterly Report on Form 10-Q/A includes new certifications required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 from our Chief Executive Officer (as Principal Executive Officer) and our Chief Financial Officer (as Principal Financial Officer) dated as of the filing date of this Quarterly Report on Form 10-Q/A.

Except as described above, this Quarterly Report on Form 10-Q/A does not amend, update or change any other items or disclosures in the Original 10-Q and this Quarterly Report on Form 10-Q/A does not purport to reflect any information or events subsequent to the filing date of the Original 10-Q. As such, this Quarterly Report on Form 10-Q/A speaks only as of the date the Original 10-Q was filed, and, except as described above and as otherwise set forth in Note 18 to the condensed consolidated financial statements, we have not undertaken herein to amend, supplement or update any information contained in the Original 10-Q to give effect to any subsequent events. Accordingly, this Quarterly Report on Form 10-Q/A should be read in conjunction with our filings made with the SEC subsequent to the filing of the Original 10-Q. Among other things, forward-looking statements made in the Original 10-Q have not been revised to reflect events that occurred or facts that became known to the Company after the filing of the Original 10-Q, and such forward-looking statements should be read in their historical context.

Part I—Financial Information

Item 1. Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	As Restated
	September 30, 2022	June 30, 2022
	(Unaudited)
Assets
Current assets:
Cash	$44,622	$45,492
Restricted cash	-	4,800
Accounts receivable, net	38,424	38,192
Other receivables	3,874	3,866
Inventories	200,759	192,102
Assets held for sale	6,553	-
Current interest rate swap asset	5,826	2,877
Prepaid expenses and other current assets	9,478	13,394
Total current assets	309,536	300,723
Property, plant, and equipment, net	228,204	236,100
Operating lease right-of-use assets	35,509	-
Finance lease right-of-use-assets	689	-
Goodwill	154,951	154,951
Intangible assets, net	62,672	64,377
Interest rate swap asset	12,555	6,280
Other assets	5,187	3,464
Total assets	$809,303	$765,895
Liabilities, redeemable noncontrolling interest, and stockholders' equity
Current liabilities:
Line of credit	$140,066	$144,215
Accounts payable	20,352	13,947
Accrued liabilities and other payables	28,279	24,204
Current operating lease liabilities	5,197	-
Current finance lease liabilities	263	-
Current maturities of long-term debt	14,738	14,909
Total current liabilities	208,895	197,275
Other long-term liabilities	6,315	6,491
Long-term debt, less current maturities	165,577	169,095
Long-term operating lease liabilities	31,637	-
Long-term finance lease liabilities	429	-
Deferred tax liability	29,952	29,979
Deferred gain	10,332	10,666
Total liabilities	453,137	413,506
Commitments and contingencies (Note 13)
Redeemable noncontrolling interest	1,282	1,663
Stockholders' equity:
Preferred stock, no par value, 2,000,000 shares authorized, and none issued and outstanding at September 30, 2022 and June 30, 2022.	-	-
Common stock, no par value, 200,000,000 shares authorized, 61,691,054 issued and 58,819,160 outstanding at September 30, 2022 and June 30, 2022.	-	-
Additional paid-in capital	382,376	377,897
Treasury stock, at cost: 2,871,894 shares held at September 30, 2022 and June 30, 2022.	(26,034)	(26,034)
Accumulated deficit	(864)	(571)
Total Vintage Wine Estates, Inc. stockholders' equity	355,478	351,292
Noncontrolling interests	(594)	(566)
Total stockholders' equity	354,884	350,726
Total liabilities, redeemable noncontrolling interest, and stockholders' equity	$809,303	$765,895

See notes to unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

(Unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended September 30,
	2022	2021
	As Restated
Net revenue
Wine, spirits and cider	$51,419	$36,287
Nonwine	25,810	19,400
	77,229	55,687
Cost of revenue
Wine, spirits and cider	34,631	20,588
Nonwine	14,938	11,662
	49,569	32,250
Gross profit	27,660	23,437
Selling, general, and administrative expenses	33,707	16,983
Amortization expense	1,811	651
Loss on remeasurement of contingent liability	826	-
Gain on litigation proceeds	(530)	-
Gain on sale leaseback	(334)	(334)
Gain on sale of property, plant, and equipment	(118)	(6)
(Loss) income from operations	(7,702)	6,143
Other income (expense)
Interest expense	(3,381)	(3,603)
Net unrealized gain on interest rate swap agreements	9,327	1,393
Other, net	271	39
Total other income (expense), net	6,217	(2,171)
(Loss) income before provision for income taxes	(1,485)	3,972
Income tax (benefit) provision	(849)	1,193
Net (loss) income	(636)	2,779
Net loss attributable to the noncontrolling interests	(343)	(25)
Net income attributable to Vintage Wine Estates, Inc.	(293)	2,804
Accretion on redeemable Series B stock	-	-
Net income allocable to common stockholders	$(293)	$2,804

Net (loss) earnings per share allocable to common stockholders
Basic	$(0.00)	$0.05
Diluted	$(0.00)	$0.05
Weighted average shares used in the calculation of earnings per share allocable to common stockholders
Basic	58,819,160	60,461,611
Diluted	58,819,160	60,461,611

See notes to unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(in thousands, except share amounts)

	Redeemable Non-Controlling Interest Amount	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Non-Controlling Interests	Total Stockholders' Equity
		Shares	Amount	Shares	Amount
Balance, June 30, 2022	$1,663	61,691,054	$-	2,871,894	$(26,034)	$377,897	$(571)	$(566)	$350,726
Stock-based compensation expense	-	-	-	-	-	4,651	-	-	4,651
Repurchase of public warrants	-	-	-	-	-	(172)	-	-	(172)
Shareholder distribution	(66)	-	-	-	-	-	-	-	-
Net income (loss)	(315)	-	-	-	-	-	(293)	(28)	(321)
Balance, September 30, 2022, As Restated	$1,282	61,691,054	$-	2,871,894	$(26,034)	$382,376	$(864)	$(594)	$354,884

	Redeemable Non-Controlling Interest Amount	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Non-Controlling Interests	Total Stockholders' Equity
		Shares	Amount	Shares	Amount
Balance, June 30, 2021	$1,682	60,461,611	$-	-	$-	$360,732	$-	$(477)	$360,255
Net income (loss)	3	-	-	-	-		2,804	(28)	2,776
Balance, September 30, 2021	$1,685	60,461,611	$-	-	$-	$360,732	$2,804	$(505)	$363,031

See notes to unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended September 30,
	2022	2021
	As Restated
Cash flows from operating activities
Net (loss) income	$(636)	$2,779
Adjustments to reconcile net (loss) income to net cash from operating activities:
Depreciation	3,215	3,503
Non-cash operating lease expense	37	-
Amortization expense	1,978	750
Remeasurement of contingent consideration liabilities	826	-
Stock-based compensation expense	4,651	-
Provision for doubtful accounts	(280)	(15)
Net unrealized gain on interest rate swap agreements	(9,327)	(1,393)
(Benefit) provision for deferred income tax	(27)	-
(Gain) on disposition of assets	(118)	(6)
Deferred gain on sale leaseback	(334)	(334)
Deferred rent	(2,079)	128
Change in operating assets and liabilities (net of effect of business combinations):
Accounts receivable	48	863
Other receivables	(8)	(2,850)
Inventories	(6,957)	(4,671)
Prepaid expenses and other current assets	3,916	884
Other assets	(1,861)	57
Accounts payable	2,363	(3,071)
Accrued liabilities and other payables	5,293	1,356
Net change in lease assets and liabilities	1,288	-
Net cash provided by (used in) operating activities	1,988	(2,020)
Cash flows from investing activities
Proceeds from disposition of assets	-	6
Purchases of property, plant, and equipment	(3,454)	(7,792)
Net cash used in investing activities	(3,454)	(7,786)
Cash flows from financing activities
Principal payments on line of credit	(34,466)	(6,304)
Proceeds from line of credit	30,317	17,675
Outstanding checks in excess of cash	4,042	387
Principal payments on long-term debt	(3,753)	(2,482)
Principal payments on finance leases	(67)	-
Distributions to noncontrolling interest	(66)	-
Repurchase of public warrants	(172)	-
Payments on acquisition payable	(39)	(74)
Net cash (used in) provided by financing activities	(4,204)	9,202
Net change in cash and restricted cash	(5,670)	(604)
Cash and restricted cash, beginning of period	50,292	123,679
Cash and restricted cash, end of period	$44,622	$123,075
Supplemental cash flow information
Cash paid during the period for:
Interest	$3,187	$2,603
Income taxes	$-	$-
Noncash investing and financing activities:
Increase in operating lease assets and liabilities upon adoption of ASC 842	$36,776	$-
Increase in finance lease assets and liabilities upon adoption of ASC 842	$759	$-

See notes to unaudited condensed consolidated financial statements.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation and Significant Accounting Policies (as restated)

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

References to the "Company", "we," "our," "us," and similar pronouns in this Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2022 (this "Form 10-Q/A") refer to Vintage Wine Estates, Inc., a Nevada corporation, and its majority owned subsidiaries or controlled subsidiaries unless the context requires otherwise.

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

Inflation and supply chain constraints, as well as the ongoing COVID-19 pandemic ("COVID-19"), continue to disrupt the U.S. and global economies and there remains uncertainty about the impact on the economy. We cannot estimate with any certainty the length or severity of the economic uncertainties or the related financial consequences on our business and operations, including whether and when historic economic and operating conditions will resume or the extent to which the disruption may impact our business, financial position, results of operations or cash flows.

Management expects economic uncertainties including inflation and supply chain constrains to continue to impact several areas of the business including sales, cost of goods, operating expenses and cash flows.

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

Reclassifications

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations. Specifically, we reclassified $1.8 million of restricted cash from restricted cash to cash and cash equivalents, $0.7 million of amortization expense from selling, general and administrative expenses on the condensed consolidated statement of operations and reclassified $0.1 million of label design fees from investing activities to other assets within operating activities on the statement of cash flows.

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

In connection with the amended and restated loan and security agreement (see Note 11), the Company entered into a Deposit Control Agreement which required $4.8 million of the total cash received to be placed into a restricted cash collateral account, subject to release upon the completion of certain construction work and certificates of occupancy associated with the Ray's Station production facility. In July 2022, the Deposit Control Agreement was terminated upon certification that the conditions to Ray's Station were satisfied.

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

The provision for doubtful accounts for the periods ended September 30, 2022 and June 30, 2022, was $0.4 million and $0.1 million, respectively. We do not accrue interest on past-due amounts. Bad debt expense was insignificant for all reporting periods presented.

Other receivables include insurance related receivables, income tax receivable and other miscellaneous receivables.

Disaggregation of Revenue

The following table summarizes revenue by geographic region:

	Three Months Ended September 30,
(in thousands)	2022	2021
	As Restated
Geographic regions:
United States	$76,692	$54,150
International	537	1,537
Total net revenue	$77,229	$55,687

The following table provides a disaggregation of revenue based on the pattern of revenue recognition:

	Three Months Ended September 30,
(in thousands)	2022	2021
	As Restated
Point in time	$65,580	$46,822
Over a period of time	11,649	8,865
Total net revenue	$77,229	$55,687

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

The following table summarizes customer concentration of:

	Three Months Ended September 30,
	2022	2021
Revenue as a percent of total revenue
Customer A	18.7%	25.5%
Customer B	*	12.6%

The following table summarizes customer concentration of:

	September 30, 2022	June 30, 2022
Receivables as a percent of total receivables
Customer A	35.0%	26.0%
Customer B	*	*

* Customer revenue or receivables did not exceed 10% in the respective periods.

Revenue for sales from Customer A are included within the Wholesale and Business-to-Business reporting segments and Customer B are included within the Business-to-Business reporting segment.

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

Casualty Gains

We suffered smoke-tainted inventory damage resulting from the October 2017 Napa and Sonoma County wildfires. We filed an insurance claim for this damage, which was settled in fiscal 2021 for approximately $3.8 million, net of legal costs. In fiscal 2022, we received an additional $2.7 million, net of legal costs, related to wildfire claims. During the three months ended September 30, 2022, we received an additional $0.5 million. The gain of litigation proceeds consists of payments we received from our insurer.

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

The recently issued accounting pronouncements are not expected to have an impact on the Company.

2. Restatement of Previously Issued Condensed Consolidated Financial Statements

The Company has restated its condensed consolidated statements as of and for the three months ended September 30, 2022.

During the process of closing the second quarter ended December 31, 2022, classification of certain assets and the classification and timing of recording certain costs were identified by the Company's finance team that materially impacted our condensed consolidated financial statements for the three months ended September 30, 2022.

The correction led to a net decrease in previously recognized revenue of $0.6 million, an increase in cost of goods sold of $1.9 million, a decrease in selling, general and administrative expenses of $0.5 million, a loss on remeasurement of contingent liability of $0.8 million , an increase in stock-based compensation expense of $29 thousand for the three months ended September 30, 2022, a decrease in current assets of $1.3 million, an increase in current liabilities of $0.2 million and an increase in other long-term liabilities of $0.2 million as of, and for the period ended September 30, 2022. The net income tax effect of these corrections resulted in a reduction to our income tax provision of $1.5 million. After giving effect to these changes, diluted earnings per share allocable to common stockholders for the three months ended September 30, 2022 as previously reported was reduced by $0.02 to $0.00.

The following tables present the impact of the adjustments described above to our previously reported condensed consolidated balance sheets for the three months ended September 30, 2022, and the related condensed consolidated statements of operations, condensed consolidated statements of stockholders’ equity and condensed consolidated cash flows for the three months ended September 30, 2022.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share amounts)

	September 30, 2022
	As Previously Reported	Adjustments	As Restated

Assets
Current assets:
Cash	$44,622	$-	$44,622
Restricted cash	-	-	-
Accounts receivable, net	38,424	-	38,424
Other receivables	3,071	803	3,874
Inventories	201,940	(1,181)	200,759
Assets held for sale	6,553	-	6,553
Current interest rate swap asset	5,826	-	5,826
Prepaid expenses and other current assets	9,478	-	9,478
Total current assets	309,914	(378)	309,536
Property, plant, and equipment, net	228,204	-	228,204
Operating lease right-of-use assets	35,509	-	35,509
Finance lease right-of-use-assets	689	-	689
Goodwill	154,951	-	154,951
Intangible assets, net	62,672	-	62,672
Interest rate swap asset	12,555	-	12,555
Other assets	5,187	-	5,187
Total assets	$809,681	$(378)	$809,303
Liabilities, redeemable noncontrolling interest, and stockholders' equity
Current liabilities:
Line of credit	$140,066	$-	$140,066
Accounts payable	20,076	276	20,352
Accrued liabilities and other payables	27,867	412	28,279
Current operating lease liabilities	5,197	-	5,197
Current finance lease liabilities	263	-	263
Current maturities of long-term debt	14,738	-	14,738
Total current liabilities	208,207	688	208,895
Other long-term liabilities	6,140	175	6,315
Long-term debt, less current maturities	165,577	-	165,577
Long-term operating lease liabilities	31,637	-	31,637
Long-term finance lease liabilities	429	-	429
Deferred tax liability	29,952	-	29,952
Deferred gain	10,332	-	10,332
Total liabilities	452,274	863	453,137
Commitments and contingencies (Note 13)
Redeemable noncontrolling interest	1,282	-	1,282
Stockholders' equity:
Preferred stock, no par value, 2,000,000 shares authorized, and none issued and outstanding at September 30, 2022 and June 30, 2022.	-	-	-
Common stock, no par value, 200,000,000 shares authorized, 61,691,054 issued and 58,819,160 outstanding at September 30, 2022 and June 30, 2022.	-	-	-
Additional paid-in capital	382,347	29	382,376
Treasury stock, at cost: 2,871,894 shares held at September 30, 2022 and June 30, 2022, respectively.	(26,034)	-	(26,034)
Retained earnings (accumulated deficit)	406	(1,270)	(864)
Total Vintage Wine Estates, Inc. stockholders' equity	356,719	(1,241)	355,478
Noncontrolling interests	(594)	-	(594)
Total stockholders' equity	356,125	(1,241)	354,884
Total liabilities, redeemable noncontrolling interest, and stockholders' equity	$809,681	$(378)	$809,303

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

(in thousands, except share amounts)

	Three Months Ended September 30,
	2022
	As Previously Reported	Adjustments	As Restated
Net revenue
Wine, spirits and cider	$52,052	$(633)	$51,419
Nonwine	25,810	-	25,810
	77,862	(633)	77,229
Cost of revenue			-
Wine, spirits and cider	34,522	109	34,631
Nonwine	13,192	1,746	14,938
	47,714	1,855	49,569
Gross profit	30,148	(2,488)	27,660
Selling, general, and administrative expenses	34,244	(537)	33,707
Amortization expense	1,811	-	1,811
Loss on remeasurement of contingent liability	-	826	826
Gain on litigation proceeds	(530)	-	(530)
Gain on sale leaseback	(334)		(334)
Gain on sale of property, plant, and equipment	(118)	-	(118)
(Loss) from operations	(4,925)	(2,777)	(7,702)
Other income (expense)			-
Interest expense	(3,381)	-	(3,381)
Net unrealized gain on interest rate swap agreements	9,327	-	9,327
Other, net	271	-	271
Total other income (expense), net	6,217	-	6,217
Income (loss) before provision for income taxes	1,292	(2,777)	(1,485)
Income tax provision	658	(1,507)	(849)
Net income (loss)	634	(1,270)	(636)
Net loss attributable to the noncontrolling interests	(343)	-	(343)
Net income (loss) attributable to Vintage Wine Estates, Inc.	977	(1,270)	(293)
Accretion on redeemable Series B stock	-	-	-
Net income (loss) allocable to common stockholders	$977	$(1,270)	$(293)

Net earnings (loss) per share allocable to common stockholders
Basic	$0.02	$(0.02)	$(0.00)
Diluted	$0.02	$(0.02)	$(0.00)
Weighted average shares used in the calculation of earnings per share allocable to common stockholders
Basic	58,819,160		58,819,160
Diluted	58,819,160		58,819,160

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Unaudited)

(in thousands, except share amounts)

	Redeemable Non-Controlling Interest Amount	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Non-Controlling Interests	Total Stockholders' Equity
		Shares	Amount	Shares	Amount
Balance, June 30, 2022	$1,663	61,691,054	$-	2,871,894	$(26,034)	$377,897	$(571)	$(566)	$350,726
Stock-based compensation expense	-	-	-	-	-	4,622	-	-	4,622
Repurchase of public warrants	-	-	-	-	-	(172)	-	-	(172)
Shareholder distribution	(66)	-	-	-	-	-	-	-	-
Net income (loss)	(315)	-	-	-	-	-	977	(28)	949
Adjustments						29	(1,270)		(1,241)
Balance, September 30, 2022, As Restated	$1,282	61,691,054	$-	2,871,894	$(26,034)	$382,376	$(864)	$(594)	$354,884

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands, except share amounts)

	Three Months Ended September 30,
	2022
	As Previously Reported	Adjustments	As Restated
Cash flows from operating activities
Net income (loss)	$634	$(1,270)	$(636)
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	3,215	-	3,215
Non-cash operating lease expense	37	-	37
Amortization expense	1,978	-	1,978
Remeasurement of contingent consideration liabilities	-	826	826
Stock-based compensation expense	4,622	29	4,651
Provision for doubtful accounts	(280)	-	(280)
Net unrealized gain on interest rate swap agreements	(9,327)	-	(9,327)
(Benefit) provision for deferred income tax	(27)	-	(27)
(Gain) on disposition of assets	(118)	-	(118)
Deferred gain on sale leaseback	(334)	-	(334)
Deferred rent	(2,079)	-	(2,079)
Change in operating assets and liabilities (net of effect of business combinations):		-	-
Accounts receivable	48	-	48
Other receivables	795	(803)	(8)
Inventories	(8,138)	1,181	(6,957)
Prepaid expenses and other current assets	3,916	-	3,916
Other assets	(1,766)	(95)	(1,861)
Accounts payable	2,087	276	2,363
Accrued liabilities and other payables	5,532	(239)	5,293
Net change in lease assets and liabilities	1,288	-	1,288
Net cash provided by (used in) operating activities	2,083	(95)	1,988
Cash flows from investing activities
Proceeds from disposition of assets	-	-	-
Purchases of property, plant, and equipment	(3,454)	-	(3,454)
Label design expenditures	(95)	95	-
Net cash used in investing activities	(3,549)	95	(3,454)
Cash flows from financing activities
Principal payments on line of credit	(34,466)	-	(34,466)
Proceeds from line of credit	30,317	-	30,317
Outstanding checks in excess of cash	4,042	-	4,042
Principal payments on long-term debt	(3,753)	-	(3,753)
Principal payments on finance leases	(67)	-	(67)
Distributions to noncontrolling interest	(66)	-	(66)
Repurchase of public warrants	(172)	-	(172)
Payments on acquisition payable	(39)	-	(39)
Net cash (used in) provided by financing activities	(4,204)	-	(4,204)
Net change in cash and restricted cash	(5,670)	-	(5,670)
Cash and restricted cash, beginning of period	50,292	-	50,292
Cash and restricted cash, end of period	$44,622	$-	$44,622
Supplemental cash flow information
Cash paid during the period for:
Interest	$3,187	$-	$3,187
Income taxes	$-	$-	$-
Noncash investing and financing activities:		-
Increase in operating lease assets and liabilities upon adoption of ASC 842	$36,776	$-	$36,776
Increase in finance lease assets and liabilities upon adoption of ASC 842	$759	$-	$759

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

Inventory was comprised of finished goods, bulk and raw materials. The fair value of finished goods inventory and bulk inventory was derived using projected cost of goods sold as a percentage of net revenue. Raw materials inventory was valued at its book value.

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

Inventory was comprised of finished goods, bulk cider and raw materials. The fair value of finished goods inventory and bulk cider inventory was derived using projected cost of goods sold as a percentage of net revenue. Raw materials inventory was valued at its book value.

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

Inventory was comprised of finished goods, work in process and raw materials. The fair value of finished goods inventory and work in process inventory was derived using projected cost of goods sold as a percentage of net revenue. Raw materials inventory was valued at its book value.

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

4. Inventory (as restated)

Inventory consists of the following:

(in thousands)	September 30, 2022	June 30, 2022
	As Restated
Bulk wine, spirits and cider	$93,743	$89,038
Bottled wine, spirits and cider	87,393	85,905
Bottling and packaging supplies	18,367	16,328
Nonwine inventory	1,256	831
Total inventories	$200,759	$192,102

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

5. Assets Held for Sale

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

7. Goodwill and Intangible Assets (as restated)

Goodwill

There were no changes in the carrying amounts of goodwill from fiscal year ended June 30, 2022.

Intangible Assets

The following tables summarize other intangible assets by class:

	September 30, 2022
(in thousands)	Gross Intangible	Accumulated Amortization	Net Intangible	Weighted Average Remaining Amortization Period (in years)
Indefinite-life intangibles				As Restated
Trade names and trademarks	$30,203	$-	$30,203	N/A
Winery use permits	6,750	-	6,750	N/A
Total Indefinite-life intangibles	36,953	-	36,953

Definite-life intangibles
Customer and Sommelier relationships	30,700	(6,524)	24,176	4.2
Trade names and trademarks	1,900	(357)	1,543	3.7
Total definite-life intangibles	32,600	(6,881)	25,719
Total other intangible assets	$69,553	$(6,881)	$62,672

	June 30, 2022
(in thousands)	Gross Intangible	Accumulated Amortization	Net Intangible	Weighted Average Remaining Amortization Period (in years)
Indefinite-life intangibles
Trade names and trademarks	$30,203	$-	$30,203	N/A
Winery use permits	6,750	-	6,750	N/A
Total Indefinite-life intangibles	36,953	-	36,953

Definite-life intangibles
Customer and Sommelier relationships	30,700	(4,922)	25,778	4.4
Trade names and trademarks	1,900	(254)	1,646	3.5
Total definite-life intangibles	32,600	(5,176)	27,424
Total other intangible assets	$69,553	$(5,176)	$64,377

Amortization expense of definite-life intangibles was $1.7 million and $0.5 million for the three months ended September 30, 2022 and 2021, respectively.

As of September 30, 2022, estimated future amortization expense for definite-lived assets is as follows:

(in thousands)
2023 remaining	$5,116
2024	6,811
2025	5,291
2026	4,527
Thereafter	3,974
Total estimated amortization expense	$25,719

8. Accrued Liabilities (as restated)

The major classes of accrued liabilities are summarized as follows:

	September 30, 2022	June 30, 2022
(in thousands)	As Restated
Accrued purchases	$13,574	$7,478
Accrued employee compensation	4,551	5,886
Other accrued expenses	4,669	7,115
Non related party accrued interest expense	517	429
Contingent consideration	3,256	2,204
Unearned Income	296	(949)
Captive insurance liabilities	1,416	2,041
Total Accrued liabilities and other payables	$28,279	$24,204

9. Fair Value Measurements (as restated)

The following tables present assets and liabilities measured at fair value on a recurring basis:

	September 30, 2022
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$36,738	$-	$-	$36,738
Interest rate swaps (1)		18,381		18,381
Total	$36,738	$18,381	$-	$55,119

Liabilities:
Contingent consideration liabilities (2)	$-	$-	$9,302	$9,302
Total	$-	$-	$9,302	$9,302

	June 30, 2022
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$36,616	$-	$-	$36,616
Interest rate swaps (1)		9,157		9,157
Total	$36,616	$9,157	$-	$45,773

Liabilities:
Contingent consideration liabilities (2)	$-	$-	$8,515	$8,515
Total	$-	$-	$8,515	$8,515

(1) The fair value of interest rate swaps is estimated using a discounted cash flow analysis that considers the expected future cash flows of each interest rate swap. This analysis reflects the contractual terms of the interest rate swap, including the remaining period to maturity, and uses market-corroborated Level 2 inputs, including forward interest rate curves and implied interest rate volatilities. The fair value of an interest rate swap is estimated by discounting future fixed cash payments against the discounted expected variable cash receipts. The variable cash receipts are estimated based on an expectation of future interest rates derived from forward interest rate curves. The fair value of an interest rate swap also incorporates credit valuation adjustments to reflect the non-performance risk of the Company and the respective counterparty.

(2) We assess the fair value of contingent consideration to be settled in cash related to acquisitions using probability weighted models for the various contractual earn-outs. These are Level 3 measurements. Significant unobservable inputs used in the estimated fair values of these contingent consideration liabilities include probabilities of achieving customer related performance targets, specified sales milestones, consulting milestones, changes in unresolved claims, projected revenue or changes in discount rates.

The following table provides a reconciliation of liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

(in thousands)	Contingent Consideration (As Restated)
Balance at June 30, 2022	$8,515
Acquisitions	-
Payments	(39)
Change in fair value	826
Balance at September 30, 2022	9,302
Less: current portion	(3,256)
Long term portion	$6,046

The current and long-term portion of contingent consideration is included within the accrued liabilities and other payables and other long-term liabilities, respectively, in the condensed consolidated balance sheets.

10. Leases (as restated)

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

Our leases have remaining lease terms from less than one year to 10 years. Our lease terms may include options to extend or terminate the lease when it is reasonably certain and there is significant economic incentive to exercise that option.

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

11. Long-Term and Other Short-Term Obligations (as restated)

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

For the years ended June 30,
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

On November 8, 2022, we amended the amended and restated loan and security agreement to revise a definition used in a financial covenant under the agreement for the debt covenant calculation as of September 30, 2022 and subsequent periods.

12. Stockholders' Equity (as restated)

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

Earnout Shares

In connection with the closing of the business combination between Bespoke Capital Acquisition Corp. and Vintage Wine Estates, Inc., a California corporation (“VWE Legacy”) pursuant to a transaction agreement dated February 3, 2021, as amended, certain shareholders of shareholders of VWE Legacy are entitled to receive up to an additional 5,726,864 shares of the Company’s common stock (the “Earnout Shares”) if at any point during the Earnout Period, from June 7, 2021 to June 7, 2023, the Company's closing share price on the Nasdaq on 20 trading days out of 30 consecutive trading days;

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

The following table provides total stock-based compensation expense by award type:

	Three Months Ended
	September 30, 2022	September 30, 2021
(in thousands)	As Restated
Stock option awards	$1,700	$-
Restricted stock units	2,951	-
Total stock-based compensation	$4,651	$-

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

The following table presents a summary of stock option activity under the 2021 Plan:

As Restated	Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at June 30, 2022	3,503,527	$10.50	3.22	$-
Granted	173,364	6.01	3.90	-
Exercised	-	-	-	-
Forfeited or cancelled	(1,250)	10.50	-	-
Outstanding at September 30, 2022	3,675,641	$10.30	3.03	-

Total unrecognized compensation expense related to the stock options was $6.7 million, which is expected to be recognized over a weighted-average period of 3.0 years. No stock options were vested and exercisable as of September 30, 2022.

Restricted Stock Units

Restricted stock units are subject only to service conditions and vest ratably over four years.

The following table presents a summary of restricted stock units activity for the periods presented:

As Restated	Restricted Stock Units	Weighted-Average Grant Date Fair Value
Outstanding at June 30, 2022	1,902,068	$8.14
Granted	88,587	5.66
Issued	-	-
Forfeited or cancelled	-	-
Outstanding at September 30, 2022	1,990,655	$8.03

Total unrecognized compensation expense related to the restricted stock units was $7.8 million, which is expected to be recognized over a weighted-average period of 2.7 years. No restricted stock units vested as of September 30, 2022.

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

For accounting purposes, common stock and/or warrants repurchased under our repurchase plan are recorded based upon the settlement date of the applicable trade. Such repurchased shares are presented using the cost method. During the quarter ended September 30, 2022, the Company repurchased 171,994 warrants at an average price of $1.02 per warrant. The total cost of the shares and/or warrants repurchased was $0.2 million.

The table below summarizes the changes in repurchases of common stock and warrants:

(in thousands)	September 30, 2022
Balance at June 30, 2022	3,053,447
Repurchases of common stock	-
Repurchases of warrants	171,994
Balance at September 30, 2022	3,225,441

The Stock and Warrant Repurchase Plan Expired on September 9, 2022.

13. Income Taxes

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

15. Related Party Transactions (as restated)

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

Financial Advisory Agreement

In April 2022, the Company entered into an arrangement with Global Leisure Partners LLC ("GLP") to act as a financial advisor to the Company in connection with its exploration of acquisitions, mergers, investments and other strategic matters. A director of the Company having the authority to establish policies and make decisions is an executive of GLP. Although members of the board of directors are typically independent from management, members of the board of directors would be considered management based on the definition of management in ASC 850, Related Party Disclosures. During the three months ended September 30, 2022 and 2021, payments in respect of capital markets and mergers and acquisitions matters totaled $50.0 thousand and zero, respectively.

16. Segments (as restated)

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

Corporate and Other Segment—Our Corporate and Other segment generates revenue from grape and bulk sales and storage services. Other, non-allocable expenses include corporate expenses, non-direct selling expenses and other expenses not specifically allocated to an identified reporting segment.

The following tables present net revenue and income from operations directly attributable to the Company's segments:

	Three Months Ended September 30, 2022
	As Restated
(in thousands)	Wholesale	Direct-to-Consumer	Business-to-Business	Corporate and Other	Total
Segment Results
Net revenue	$23,366	$19,863	$34,081	$(81)	$77,229
Income (loss) from operations	$(100)	$1,977	$12,180	$(21,759)	$(7,702)

	Three Months Ended September 30, 2021
(in thousands)	Wholesale	Direct-to-Consumer	Business-to-Business	Corporate and Other	Total
Segment Results
Net revenue	$16,203	$14,915	$24,467	$102	$55,687
Income (loss) from operations	$4,188	$2,539	$7,514	$(8,098)	$6,143

There was no inter-segment activity for any of the given reporting periods presented.

Depreciation expense recognized by operating segment is summarized below:

(in thousands)	Wholesale	Direct-to-Consumer	Business-to-Business	Corporate and Other	Total
For the periods ended September 30:
2022	$38	$291	$(477)	$455	$307
2021	$-	$300	$-	$-	$300

Amortization expense recognized by operating segment is summarized below:

(in thousands)	Wholesale	Direct-to-Consumer	Business-to-Business	Corporate and Other	Total
For the periods ended September 30:
2022	$596	$745	$364	$-	$1,705
2021	$10	$613	$3	$25	$651

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

17. Earnings Per Share (as restated)

The following table reconciles the number of common shares used to compute basic and diluted earnings per share attributable to Vintage Wine Estates, Inc., shareholders:

	Three Months Ended September 30,
	2022	2021
(in thousands, except for per share amounts)	As Restated
Net (loss) income	$(636)	$2,779
Less: (loss) income allocable to noncontrolling interest	(343)	25
Net income allocable to common shareholders	$(293)	$2,804

Numerator – Basic EPS
Net income allocable to common shareholders	$(293)	$2,804
Net income allocated to common shareholders	$(293)	$2,804

Numerator – Diluted EPS
Net income allocated to common shareholders	$(293)	$2,804
Net income allocated to common shareholders	$(293)	$2,804

Denominator – Basic Common Shares
Weighted average common shares outstanding - Basic	58,819,160	60,461,611

Denominator – Diluted Common Shares
Weighted average common shares - Diluted	58,819,160	60,461,611

Net (loss) income per share – basic:
Common Shares	$(0.00)	$0.05
Net (loss) income per share – diluted:
Common Shares	$(0.00)	$0.05

The following securities have been excluded from the calculations of diluted earnings per share attributable to common shareholders because including them would have been antidilutive:

	Three Months Ended September 30,
	2022	2021
Shares subject to warrants to purchase common stock	25,646,453	26,000,000
Shares subject to options to purchase common stock	3,675,641	-
Total	29,322,094	26,000,000

18. Subsequent Events (as restated)

During the three months ended December 31, 2022, the Company identified a number of goodwill and intangible asset impairment indicators that led us to conclude that an impairment test was required. After performing fair value determinations, we recorded a goodwill impairment of $125.3 million and intangible assets impairments of $13.8 million for the three months ended December 31, 2022.

While the Company was in compliance with its debt covenants as of March 31, 2023, absent a waiver or an amendment to its loan agreement, the Company anticipates that we will not meet certain financial debt covenants in the next 12 months, as required per our Second A&R Loan and Security Agreement, which would constitute an event of default, which if not waived, can result in the potential acceleration of outstanding debt thereunder. If an event of default occurs under the Second A&R Loan and Security Agreement and the lender accelerates the maturity of the debt thereunder, the Company may not have sufficient cash to repay the outstanding debt. In response to these conditions, management has begun to actively engage in conversations with the lender of the Second A&R Loan and Security Agreement regarding amendments and waivers to the related financial covenants, however, whether an amendment or waiver is obtained is not within the Company's control, and therefore cannot be deemed probable. As a result of these uncertainties, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern within one year after the date that these financial statements were issued. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might result from the outcome of this uncertainty.

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

We expect economic uncertainties including inflation and supply chain constraints to continue to impact several areas of the business including sales, cost of goods, operating expenses and cash flows.

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

Weather Conditions

Our ability to fulfill the demand for wine is restricted by the availability of grapes. Climate change, agricultural and other factors, such as wildfires, disease, pests, extreme weather conditions, water scarcity, biodiversity loss and competing land use, impact the quality and quantity of grapes available to us for the production of wine from year to year. Our vineyards and properties, as well as other sources from which we purchase grapes, are affected by these factors. For example, the effects of abnormally high rainfall or drought in a given year may impact production of grapes, which can impact both our revenue and costs from year to year.

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

Key Measures to Assess the Performance of our Business

We consider a variety of financial and operating measures in assessing the performance of our business, formulating goals and objectives and making strategic decisions. The key GAAP measures we consider are net revenue; gross profit; selling, general and administrative expenses; and income from operations. The key non-GAAP measure we consider is Adjusted EBITDA. We also monitor our case volume sold and depletions from our distributors to retailers to help us forecast and identify trends affecting our growth.

Net Revenue

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

Gross Profit

Gross profit is equal to net revenue less cost of sales. Cost of sales includes the direct cost of manufacturing, including direct materials, labor and related overhead, and physical inventory adjustments, as well as inbound and outbound freight and import duties.

Selling, General and Administrative Expenses

Selling, general and administrative expenses include expenses arising from activities in selling, marketing, warehousing, and administrative expenses. Other than variable compensation, selling, general and administrative expenses are generally not directly proportional to net revenue, but are expected to increase over time to support the needs of the Company.

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

Adjusted EBITDA is defined as earnings (loss) before interest, income taxes, depreciation and amortization, stock-based compensation expense, casualty losses or gains, impairment losses, changes in the fair value of derivatives, restructuring related income or expenses, and certain non-cash, non-recurring, or other items included in net income (loss) that we do not consider indicative of our ongoing operating performance. Adjusted EBITDA Margin is defined as Adjusted EBITDA divided by net revenue.

Results of Operations (as restated)

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

Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021

Wholesale Segment Results

The following table presents summary financial data for our Wholesale segment:

	Three Months Ended September 30,		Dollar	Percent
(in thousands, except %)	2022	2021	Change	Change
Net revenue	$23,366	$16,203	$7,163	44.2%
Income from operations	$(100)	$4,188	$(4,288)	-102.4%

Wholesale net revenue for the three months ended September 30, 2022 increased $7.2 million, or 44.2%, from the three months ended September 30, 2021. The increase was attributable to an increase in sales of $6.9 million related to acquisition case volumes.

Wholesale income from operations for the three months ended September 30, 2022 decreased $4.3 million, or 102.4%, from the three months ended September 30, 2021. The decrease was attributable to higher costs due to inflation and supply chain challenges as well as $2.7 million in overhead burden and a loss on remeasurement of contingent liability of $0.8 million, partially offset by $0.8 million related to acquisitions.

B2B Segment Results

The following table presents summary financial data for our B2B segment:

	Three Months Ended September 30,
	2022	2021	Dollar	Percent
(in thousands, except %)	As Restated		Change	Change
Net revenue	$34,081	$24,467	$9,614	39.3%
Income from operations	$12,180	$7,514	$4,666	62.1%

B2B net revenue for the three months ended September 30, 2022 increased $9.6 million, or 39.3%, from the three months ended September 30, 2021. The increase was primarily attributable to increased custom production as well as an increase of $4.9 million related to acquisitions.

B2B income from operations for the three months ended September 30, 2022 increased $4.7 million, or 62.1%, from the three months ended September 30, 2021. The increase was attributable to increased margin on bulk distilled alcohol sales partially offset by a loss from operations of $0.7 million related to acquisitions.

DTC Segment Results

The following table presents summary financial data for our DTC segment:

	Three Months Ended September 30,
	2022	2021	Dollar	Percent
(in thousands, except %)	As Restated		Change	Change
Net revenue	$19,863	$14,915	$4,948	33.2%
Income from operations	$1,977	$2,539	$(562)	-22.1%

DTC net revenue for the three months ended September 30, 2022 increased $4.9 million, or 33.2%, from the three months ended September 30, 2021. The increase was primarily attributable to increased e-commerce and wine club revenue as well as an increase of $3.1 million related to acquisitions.

DTC income from operations for the three months ended September 30, 2022 decreased $0.6 million, or 22.1% from the three months ended September 30, 2021. The decrease was primarily due to $0.6 million in overhead burden.

Corporate and Other Segment Results

The following table presents summary financial data for our Corporate and Other segment:

	Three Months Ended September 30,		Dollar	Percent
(in thousands, except %)	2022	2021	Change	Change
Net revenue	$(81)	$102	$(183)	179.4%
Income (loss) from operations	$(21,759)	$(8,098)	$(13,661)	-168.7%

Corporate and Other net revenue for the three months ended September 30, 2022 was down $0.2 million from the three months ended September 30, 2021.

Corporate and Other loss from operations for the three months ended September 30, 2022 increased $13.7 million, or 168.7%, from the three months September 30, 2021. The increase in losses was due to $4.7 million of share-based compensation expense, continued increased costs of labor of $1.2 million, increased costs of freight of $1.0 million, depreciation expense of $0.5 million as well as increased infrastructure costs required to be a public company and the continued increased costs of warehousing and insurance.

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

The increase in case volumes was primarily due to wholesale which was driven by the ACE Cider acquisition that ships higher case volumes of lower priced product. Increased DTC volumes were driven by televised sales and Wine Clubs.

Non-GAAP Financial Measures (as restated)

The following is a reconciliation of net (loss) income to Adjusted EBITDA for the periods presented:

	Three Months Ended September 30
	2022		2021
	As Restated
Net (loss) income	$(636)		$2,779
Interest expense	3,381	-	3,603
Income tax provision	(849)		1,193
Depreciation	3,215		3,623
Amortization	1,811		531
Stock-based compensation expense	4,651		-
Net unrealized gain on interest rate swap agreements	(9,327)		(1,393)
Gain on disposition of assets	(118)		(340)
Deferred rent adjustment	-		128
Gain on litigation proceeds	(530)		-
Adjusted EBITDA	$1,598		$10,124
Revenue	$77,229		$55,687
Adjusted EBITDA margin	2.1%		18.2%

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

Cash Flows (as restated)

The table below presents a summary of our sources and uses of cash:

	Three Months Ended September 30,
(in thousands)	2022	2021	Change
Operating activities	$1,988	$(2,020)	$4,008
Investing activities	$(3,454)	$(7,786)	$4,332
Financing activities	$(4,204)	$9,202	$(13,406)

The cash flows related to held for sale assets have not been segregated, and remain included in the major classes of assets.

Cash Flows provided by (used in) Operating Activities

Net cash provided by operating activities was $2.0 million for the three months ended September 30, 2022 compared to net cash used in operating activities of $2.0 million for the three months ended September 30, 2021, representing an increase in net cash provided of $4.0 million. The increase in net cash provided was primarily attributable to the decrease in net income of $3.4 million, net changes in certain non-cash adjustments of $4.1 million to reconcile net income to operating cash flow and net changes in other operating assets and liabilities of $11.5 million as detailed on the condensed consolidated statement of cash flows.

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

Significant Accounting Policies

Our condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of our condensed consolidated financial statements and related disclosures requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and the disclosure of contingent assets and liabilities in our condensed consolidated financial statements. For a description of our critical accounting policies, refer to “Critical Accounting Policies” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K. As a result of adopting ASC 842 as of July 1, 2022, there have been material changes to our lease accounting policies during the three months ended September 30, 2022, that are described in Note 1 to our condensed consolidated financial statements included in Part I, Item I of this Form 10-Q/A.

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

Inflation

Inflationary pressures have caused and may continue to cause many of our material and labor costs to increase, which can adversely affect our profitability and cash flows. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs, particularly if inflationary pressures continue during an economic downturn. These matters could harm our business, results of operations or financial condition.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as a result of a material weakness in our internal control over financial reporting and discussed below, our disclosure controls and procedures were not effective as of September 30, 2022. Management's conclusion was based on discoveries and observations made during the fiscal 2022 audit as well as during the process of closing the first quarter of fiscal 2023.

Material Weakness in Internal Control Over Financial Reporting

The Company's material weakness first identified during the audit of our fiscal 2021 consolidated financial statements, as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2022, related to business processes and controls to perform reconciliations of certain account balances on a regular basis. This existing material weakness resulted in additional reclassifications of certain assets and the classification and timing of recording certain costs first identified during the process of closing the second quarter of fiscal 2023. This material weakness has not been remediated, and, as a result, our internal control over financial reporting was not effective as of September 30, 2022.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a possibility that a material misstatement of a company's annual or interim financial statements will not be prevented or detected on a timely basis.

Management's Plan to Remediate the Material Weakness

Control Activity—The Company did not have effective business processes and controls to perform reconciliations of balance sheet accounts timely for the Company and acquired companies.

In the course of our financial close process for the fiscal years ended June 30, 2022 and 2021, we identified a material weakness in our internal control over financial reporting. The material weakness identified relates to our process and controls over financial reporting related to balance sheet account reconciliations. In addition to the necessary reclassifications of certain assets and the classification and timing of recording certain costs for second quarter of fiscal year 2023, we noted for interim periods that due to ineffective business process and controls for balance sheet reconciliations that lacked adequate precision, we had not properly accounted for and misclassified certain charges related to revenue and expenses. Management concluded that this material weakness arose because we did not have effective business processes and controls to perform timely reconciliations of balance sheet account balances.

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

Changes in Internal Control over Financial Reporting

Other than changes intended to remediate the material weaknesses noted above, there have been no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II—Other Information

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Important risk factors that could affect our operations and financial performance, or that could cause results or events to differ from current expectations, are described in "Part I, Item 1A — Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended June 30, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds (as restated)

Sale of Unregistered Securities

None.

Issuer Purchases of Equity Securities

The following table provides information about repurchases of our common stock and warrants during the quarter ended September 30, 2022:

Repurchases	Total number of shares purchased	Average price paid per share	Total number of warrants purchased	Average price paid per warrant	Total number of shares and warrants purchased as part of publicly announced plans or programs (1)	Approximate dollar value of shares and warrants that may yet be purchased under the plans or programs
July 1, 2022 - July 31, 2022	-	$-	9,495	$1.34	9,495	$3,787,832
August 1, 2022 - August 31, 2022	-	-	113,099	1.02	113,099	3,672,471
September 1, 2022 - September 30, 2022	-	-	49,400	0.96	49,400	3,625,047
Total	-	$-	171,994	$1.02	171,994

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

Employment Agreement between Vintage Wine Estates, Inc., a Nevada Corporation, and Kristina Johnston, effective as of March 7, 2022.◆ (incorporated by reference to Exhibit 10.1 to the Compnay's Form 8-K filed with the SEC on March 4, 2022)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

◆	Indicates management compensatory plan, contract or arrangement.
*	Filed herewith.

Signatures

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Vintage Wine Estates, Inc.

Date: May 10, 2023	By:	/s/ JON MORAMARCO
	Name:	Jon Moramarco
	Title:	Interim Chief Executive Officer & Director

Date: May 10, 2023	By:	/s/ KRISTINA JOHNSTON
	Name:	Kristina Johnston
	Title:	Chief Financial Officer