Form 10-Q
period 2022-12-31
Vintage Wine Estates, Inc.
filed 2023-05-10
CIK 1834045

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2022

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

Part I—Financial Information

Item 1. Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	December 31, 2022	June 30, 2022
	(Unaudited)
Assets
Current assets:
Cash	$44,506	$45,492
Restricted cash	-	4,800
Accounts receivable, net	36,024	38,192
Other receivables	1,112	3,866
Inventories	198,706	192,102
Assets held for sale	5,593	-
Current interest rate swap asset	7,241	2,877
Prepaid expenses and other current assets	24,053	13,394
Total current assets	317,235	300,723
Property, plant, and equipment, net	220,767	236,100
Operating lease right-of-use assets	34,878	-
Finance lease right-of-use-assets	620	-
Goodwill	29,666	154,951
Intangible assets, net	47,144	64,377
Interest rate swap asset	10,182	6,280
Other assets	5,072	3,464
Total assets	$665,564	$765,895
Liabilities, redeemable noncontrolling interest, and stockholders' equity
Current liabilities:
Line of credit	$120,008	$144,215
Accounts payable	27,821	13,947
Accrued liabilities and other payables	26,782	24,204
Current operating lease liabilities	6,429	-
Current finance lease liabilities	263	-
Current maturities of long-term debt	204,182	14,909
Total current liabilities	385,485	197,275
Other long-term liabilities	2,965	6,491
Long-term debt, less current maturities	-	169,095
Long-term operating lease liabilities	29,960	-
Long-term finance lease liabilities	363	-
Deferred tax liability	7,447	29,979
Deferred gain	10,449	10,666
Total liabilities	436,669	413,506
Commitments and contingencies (Note 13)
Redeemable noncontrolling interest	260	1,663
Stockholders' equity:
Preferred stock, no par value, 2,000,000 shares authorized, and none issued and outstanding at December 31, 2022 and June 30, 2022.	-	-
Common stock, no par value, 200,000,000 shares authorized, 62,161,553 issued and 59,289,659 outstanding at December 31, 2022 and 61,691,054 issued and 58,819,160 outstanding at June 30, 2022.	-	-
Additional paid-in capital	385,728	377,897
Treasury stock, at cost: 2,871,894 shares held at December 31, 2022 and June 30, 2022.	(26,034)	(26,034)
Accumulated Deficit	(130,441)	(571)
Total Vintage Wine Estates, Inc. stockholders' equity	229,253	351,292
Noncontrolling interests	(618)	(566)
Total stockholders' equity	228,635	350,726
Total liabilities, redeemable noncontrolling interest, and stockholders' equity	$665,564	$765,895

See notes to unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

(Unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021
Net revenue
Wine, spirits and cider	$53,298	$70,146	$104,717	$106,433
Nonwine	24,695	13,465	50,505	32,865
	77,993	83,611	155,222	139,298
Cost of revenue
Wine, spirits and cider	36,039	39,076	70,670	59,664
Nonwine	16,283	6,072	31,221	17,734
	52,322	45,148	101,891	77,398
Gross profit	25,671	38,463	53,331	61,900
Selling, general, and administrative expenses	33,225	24,789	66,932	41,772
Amortization expense	1,805	1,204	3,616	1,855
Goodwill impairment losses	125,285	-	125,285	-
Intangible assets impairment losses	13,823	-	13,823	-
Gain on remeasurement of contingent liability	(3,474)	-	(2,648)	-
Gain on litigation proceeds	-	-	(530)	-
Gain on sale leaseback	117	(333)	(217)	(667)
Loss on sale of property, plant, and equipment	470	82	352	76
(Loss) income from operations	(145,580)	12,721	(153,282)	18,864
Other income (expense)
Interest expense	(5,650)	(3,493)	(9,031)	(7,096)
Net unrealized (loss) gain on interest rate swap agreements	(839)	2,636	8,488	4,029
Loss on extinguishment of debt	(479)	-	(479)	-
Other, net	216	(51)	487	(12)
Total other (expense), net	(6,752)	(908)	(535)	(3,079)
(Loss) Income before provision for income taxes	(152,332)	11,813	(153,817)	15,785
Income tax (benefit) provision	(21,709)	3,261	(22,558)	4,454
Net (loss) income	(130,623)	8,552	(131,259)	11,331
Net loss attributable to the noncontrolling interests	(1,046)	(40)	(1,389)	(65)
Net (loss) income attributable to common stockholders	$(129,577)	$8,592	$(129,870)	$11,396

Net earnings per share allocable to common stockholders
Basic	$(2.20)	$0.14	$(2.20)	$0.19
Diluted	$(2.20)	$0.14	$(2.20)	$0.19
Weighted average shares used in the calculation of earnings per share allocable to common stockholders
Basic	58,941,899	60,461,611	58,880,529	60,461,611
Diluted	58,941,899	60,461,611	58,880,529	60,461,611

See notes to unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(in thousands, except share amounts)

	Redeemable Non-Controlling Interest Amount	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Non-Controlling Interests	Total Stockholders' Equity
		Shares	Amount	Shares	Amount
Balance, June 30, 2022	$1,663	61,691,054	$-	2,871,894	$(26,034)	$377,897	$(571)	$(566)	$350,726
Stock-based compensation expense	-	-	-	-	-	4,651	-	-	4,651
Repurchase of public warrants	-	-	-	-	-	(172)	-	-	(172)
Shareholder distribution	(66)	-	-	-	-	-	-	-	-
Net income (loss)	(315)	-	-	-	-	-	(293)	(28)	(321)
Balance, September 30, 2022	$1,282	61,691,054	$-	2,871,894	$(26,034)	$382,376	$(864)	$(594)	$354,884
Stock-based compensation expense	-	-	-	-	-	4,328	-	-	4,328
Vesting of restricted stock	-	755,880	-	-	-	-	-	-	-
Taxes paid related to net share settlement of equity awards	-	(285,381)	-	-	-	(976)	-	-	(976)
Net income (loss)	(1,022)						(129,577)	(24)	(129,601)
Balance, December 31, 2022	$260	62,161,553	$-	2,871,894	$(26,034)	$385,728	$(130,441)	$(618)	$228,635

	Redeemable Non-Controlling Interest Amount	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Non-Controlling Interests	Total Stockholders' Equity
		Shares	Amount	Shares	Amount
Balance, June 30, 2021	$1,682	60,461,611	$-	-	$-	$360,732	$-	$(477)	$360,255
Net income (loss)	3	-	-	-	-	-	2,804	(28)	2,776
Balance, September 30, 2021	$1,685	60,461,611	$-	-	$-	$360,732	$2,804	$(505)	$363,031
Net income (loss)	5	-	-	-	-	-	8,592	(45)	8,547
Balance, December 31, 2021	$1,690	60,461,611	$-	-	$-	$360,732	$11,396	$(550)	$371,578

See notes to unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended December 31,
	2022	2021
Cash flows from operating activities
Net (loss) income	$(131,259)	$11,331
Adjustments to reconcile net (loss) income to net cash from operating activities:
Depreciation	7,308	9,670
Amortization expense	3,962	440
Goodwill and intangible assets impairment losses	139,108	-
Remeasurement of contingent consideration liabilities	(2,648)	-
Stock-based compensation expense	8,979	-
Provision for doubtful accounts	360	75
Net unrealized gain on interest rate swap agreements	(8,488)	(4,029)
Deferred income tax benefit	(22,532)	(6,030)
Loss on disposition of assets	352	76
Deferred gain on sale leaseback	(217)	(667)
Loss on extinguishment of debt	479	-
Deferred rent	(2,079)	238
Change in operating assets and liabilities (net of effect of business combinations):
Accounts receivable	1,808	(11,251)
Other receivables	2,754	(4,696)
Inventories	(4,904)	2,656
Prepaid expenses and other current assets	(10,659)	(7,528)
Other assets	619	(2,640)
Accounts payable	11,529	(2,167)
Accrued liabilities and other payables	4,334	8,899
Net change in lease assets and liabilities	1,511	-
Net cash provided by (used in) operating activities	317	(5,623)
Cash flows from investing activities
Proceeds from disposition of assets	8,692	6
Purchases of property, plant, and equipment	(8,312)	(11,278)
Acquisition of businesses	-	(61,768)
Net cash provided by (used in) investing activities	380	(73,040)
Cash flows from financing activities
Principal payments on line of credit	(120,820)	(36,964)
Proceeds from line of credit	101,903	74,765
Payment of deferred financing costs	(2,352)	-
Outstanding checks in excess of cash	2,345	3,929
Principal payments on long-term debt	(58,497)	(4,856)
Proceeds from long-term debt	72,619	-
Principal payments on finance leases	(133)	-
Distributions to noncontrolling interest	(66)	-
Repurchase of public warrants	(172)	-
Payments of minimum tax withholdings on stock-based payment awards	(976)	-
Payments on acquisition payable	(334)	(145)
Net cash (used in) provided by financing activities	(6,483)	36,729
Net change in cash and restricted cash	(5,786)	(41,934)
Cash and restricted cash, beginning of period	50,292	123,679
Cash and restricted cash, end of period	$44,506	$81,745
Supplemental cash flow information
Cash paid during the period for:
Interest	$6,761	$6,146
Income taxes	$-	$189
Noncash investing and financing activities:
Contingent consideration in a business combination	$-	$3,560
Operating lease assets obtained in exchange for operating lease liabilities	$37,759	$-
Finance lease assets obtained in exchange for finance lease obligations	$759	$-
Accrued interest on term loan and line-of credit refinanced to principal	$1,726	$-
Line of credit refinanced as term debt	$9,646	$-
Term debt refinanced with line of credit proceeds	$3,823	$-
Financing costs deducted from long-term debt proceeds	$474	$-
Financing costs deducted from line of credit proceeds	$532	$-

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

References to the "Company", "we," "our," "us," and similar pronouns in this Quarterly Report on Form 10-Q for the quarter ended December 31, 2022 (this "Form 10-Q") refer to Vintage Wine Estates, Inc., a Nevada corporation, and its majority owned subsidiaries or controlled subsidiaries unless the context requires otherwise.

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

Management expects economic uncertainties including inflation and supply chain constraints to continue to impact several areas of the business including sales, cost of goods, operating expenses and cash flows.

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

Going Concern

The accompanying condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

While the Company was in compliance with its debt covenants as of December 31, 2022, absent a waiver or an amendment to its loan agreement, the Company anticipates that we will not meet certain financial debt covenants in the next 12 months, as required per our Second A&R Loan and Security Agreement (defined in Note 10), which would constitute an event of default, which if not waived, can result in the potential acceleration of outstanding debt thereunder. If an event of default occurs under the Second A&R Loan and Security Agreement and the lender accelerates the maturity of the debt thereunder, the Company may not have sufficient cash to repay the outstanding debt.

In response to these conditions, management has begun to actively engage in conversations with the lender of the Second A&R Loan and Security Agreement regarding amendments and waivers to the related financial covenants, however, whether an amendment or waiver is obtained is not within the Company's control, and therefore cannot be deemed probable.

During the third fiscal quarter of 2023 which ended March 31, 2023, the Company implemented several cost reduction and revenue enhancing initiatives to improve its financial results and cash flow from operations. This included reducing the workforce by approximately 4%. In addition, we have strategically raised prices across the Direct-to-Consumer segment, increased certain shipping fees and restructured customer contracts to reduce freight costs. These efforts are expected to have an annualized benefit of $10 million to operating income exclusive of the $2 million in costs we incurred during the three months ending March 31, 2023 to affect the changes.

Furthermore, we are contemplating developing a comprehensive business development and restructuring plan including the evaluation of several options for further cost reductions. We expect we can improve operating results through customer contract renegotiations, simplification of the business, focusing resources on key brands and an elimination of less profitable SKUs (stock keeping unit). As part of the process, we are also evaluating further asset monetization opportunities to generate cash to reduce debt.

There can be no assurances that the Company will be able to successfully implement these strategies, or if successfully implemented, that we will see the expected benefits from such strategies. Additionally, there can be no assurances that any benefits from cost reduction strategies will enable the Company to remain in compliance with its financial covenants or provide the Company with sufficient cash to pay the outstanding debt on the Second A&R Loan and Security Agreement if accelerated by the lender.

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

Significant Accounting Policies

A description of the Company’s significant accounting policies is included in the audited financial statements within its Annual Report on Form 10-K for the fiscal year ended June 30, 2022. Except as noted below, there have been no material changes in the Company’s significant accounting policies during the six months ended December 31, 2022.

Use of Estimates

The preparation of financial statements in accordance with GAAP requires us to make estimates and assumptions that affect the reported amounts in the condensed consolidated financial statements and accompanying notes. These estimates form the basis for judgments we make about the carrying values of assets and liabilities that are not readily apparent from other sources. We base our estimates and judgments on historical experience and on various other assumptions that we believe are reasonable under the circumstances. These estimates are based on management’s knowledge about current events and expectations about actions we may undertake in the future. Significant estimates include, but are not limited to, revenue recognized from the sale of wine, spirits and cider, accounting for income taxes, the net realizable value of inventory, estimated fair values of intangible assets in acquisitions, intangible assets and goodwill for impairment, amortization methods and stock-based compensation. Actual results could differ materially from those estimates.

Reclassifications

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations. Specifically, we reclassified $1.8 million of restricted cash from restricted cash to cash and cash equivalents and reclassified $1.2 million and $1.9 million of amortization expense from selling, general and administrative expenses to amortization expense for the three and six months ended December 31, 2022, respectively.

Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheet that sums to the total of the same such amounts as shown in the condensed consolidated statement of cash flows:

(in thousands)	December 31, 2022	June 30, 2022
Cash and cash equivalents	$44,506	$45,492
Restricted cash	-	4,800
Total cash, cash equivalents and restricted cash as shown in the consolidated statement of cash flows	$44,506	$50,292

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

The provision for doubtful accounts for the periods ended December 31, 2022 and June 30, 2022, was $0.5 million and $0.1 million, respectively. We do not accrue interest on past-due amounts. Bad debt expense was insignificant for all reporting periods presented.

Other receivables include insurance related receivables, income tax receivable and other miscellaneous receivables.

Disaggregation of Revenue

The following table summarizes revenue by geographic region:

	Three Months Ended December 31,		Six Months Ended December 31,
(in thousands)	2022	2021	2022	2021
Geographic regions:
United States	$77,236	$81,977	$153,928	$136,127
International	757	1,634	1,294	3,171
Total net revenue	$77,993	$83,611	$155,222	$139,298

The following table provides a disaggregation of revenue based on the pattern of revenue recognition:

	Three Months Ended December 31,		Six Months Ended December 31,
(in thousands)	2022	2021	2022	2021
Point in time	$68,415	$68,124	$132,943	$114,946
Over a period of time	9,578	15,487	22,279	24,352
Total net revenue	$77,993	$83,611	$155,222	$139,298

Concentrations of Risk

Financial instruments that potentially expose us to significant concentrations of credit risk consist primarily of cash and trade accounts receivable. We maintain the majority of our cash balances at multiple financial institutions that management believes are of high-credit quality and financially stable. At times, we have cash deposited with major financial institutions in excess of the Federal Deposit Insurance Corporation ("FDIC") insurance limits. At December 31, 2022 and June 30, 2022, we had $43.2 million and $49.0 million respectively, in major financial institutions in excess of FDIC insurance limits. We sell the majority of our wine through U.S. distributors and the Direct-to-Consumer channel. Receivables arising from these sales are not collateralized. We attempt to limit our credit risk by performing ongoing credit evaluations of our customers and maintaining adequate allowances for potential credit losses.

The following table summarizes customer concentration of:

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021
Revenue as a percent of total revenue
Customer A	*	15.9%	18.6%	19.8%
Customer B	*	*	*	10.2%
Customer C	*	13.1%	*	11.4%
Customer D	*	*	*	*
Customer E	*	*	*	*

The following table summarizes customer concentration of:

	December 31, 2022	June 30, 2022
Receivables as a percent of total receivables
Customer A	34.9%	26.0%
Customer B	*	*
Customer C	*	*
Customer D	10.2%	*
Customer E	20.7%	*

* Customer revenue or receivables did not exceed 10% in the respective periods.

Revenue for sales from Customer A are included within the Wholesale and Business-to-Business reporting segments and Customer C are included within the Business-to-Business reporting segment.

Principal vs. Agent Considerations

As part of our revenue recognition process, we evaluate whether we are the principal or agent for the performance obligations in our contracts with customers. When we determine that we are the principal for a performance obligation, we recognize revenue for that performance obligation on a gross basis. When we determine that we are an agent for a performance obligation, we recognize revenue for that performance obligation net of the related costs. In determining whether we are the principal or the agent, we evaluate whether we have control of the goods or services before we transfer the goods or services to the customer by considering whether we are primarily obligated for transferring the goods or services to the customer, whether we have inventory risk for the goods or services before the goods or services are transferred to the customer, and whether we have latitude in establishing prices.

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

Casualty Gains

We suffered smoke-tainted inventory damage resulting from the October 2017 Napa and Sonoma County wildfires. We filed an insurance claim for this damage, which was settled in fiscal 2021 for approximately $3.8 million, net of legal costs. In fiscal 2022, we received an additional $2.7 million, net of legal costs, related to wildfire claims. In fiscal 2023, we received an additional $1.4 million. The gain of litigation proceeds consists of payments we received from our insurer.

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

Recently Adopted Accounting Pronouncements

In December 2022, the Financial Accounting Standards Board ("FASB") issued ASU 2022-06: Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, which defers the sunset date of ASU 2020-04: Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting from December 31, 2022 to December 31, 2024. ASU 2020-04 provides optional expedients and exceptions to applying the guidance on contract modifications, hedge accounting, and other transactions, to simplify the accounting for transitioning from the London Interbank Offered Rate, and other interbank offered rates expected to be discontinued, to alternative reference rates. After December 31, 2024, entities will no longer be permitted to apply the relief in Topic 848. The Company determined that adoption of this ASU will not have a material impact on our consolidated financial statements.

In February 2016, the FASB issued Accounting Standards Codification 842 or "Topic 842", which supersedes the guidance in ASC 840, Leases. The new standard, as amended by subsequent ASUs on Topic 842 and recent extensions issued by the FASB in response to COVID-19, requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether the lease is effectively a financed purchase by the lessee. This classification determines whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of its classification. Leases with a term of 12 months or less are accounted for in the Company's consolidated statements of operations.

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

The allocation of the consideration for the net assets acquired from the acquisition of Vinesse were as follows:

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

The purchase price totaling $47.4 million was comprised of cash of $46.9 million, consulting fees of $60 thousand and a two-year earnout payable of $0.5 million.

The allocation of the consideration for the net assets acquired from the acquisition of ACE Cider were as follows:

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

3. Inventory

Inventory consists of the following:

(in thousands)	December 31, 2022	June 30, 2022
Bulk wine, spirits and cider	$101,432	$89,038
Bottled wine, spirits and cider	78,557	85,905
Bottling and packaging supplies	17,439	16,328
Nonwine inventory	1,278	831
Total inventories	$198,706	$192,102

For the three and six months ended December 31, 2022 and 2021, the Company did not recognize any impairment of inventory.

For the six months ended December 31, 2022 and fiscal year ended June 30, 2022, the Company's inventory balances are presented net of inventory reserves of zero and $5.1 million, respectively, for bulk wine, spirits and cider inventory, $1.4 million and $1.8 million, respectively, for bottled wine, spirits and cider inventory and $0.2 million and $0.4 million, respectively, for bottling and packaging supplies inventory.

4. Assets Held for Sale

During the period ended December 31, 2022, the Company had three asset groups classified as held for sale, one of which was sold during the period on December 15, 2022. The remaining assets held for sale include certain real property related to Tenma vineyards land and assumption of a land lease related to the Tamarack Cellars production facility. These assets are being marketed for sale. The Company intends to complete the sales of the assets within twelve months.

The carrying amounts of assets held for sale consists of the following:

(in thousands)	December 31, 2022
Tenma vineyards land held for sale	$5,403
Tamarack Cellars property, plant and equipment held for sale	2,722
Less accumulated depreciation and amortization	(2,532)
Total assets held for sale	$5,593

The cash flows related to held for sale assets have not been segregated, and remain included in the major classes of assets.

There were no assets classified as held for sale for the year ended June 30, 2022.

During the three months ended December 31, 2022 the Company sold a portion of Laetitia Vineyard and Winery's land and related vineyards, previously held for sale, for a sale price of $8.7 million. We recognized a loss of $0.9 million on the sale. This loss was recorded within loss (gain) on sale of property, plant and equipment on the accompanying condensed consolidated statement of operations and comprehensive income. Additionally, concurrent with the sale, the Company entered into a lease agreement to lease back certain of the vineyard blocks sold. See Note 9.

5. Property, Plant and Equipment

Property, plant and equipment consists of the following:

(in thousands)	December 31, 2022	June 30, 2022
Buildings and improvements	$144,261	$141,324
Land	26,080	36,215
Machinery and equipment	79,692	76,916
Cooperage	9,634	13,015
Vineyards	16,034	21,177
Furniture and fixtures	1,772	1,754
	277,474	290,401
Less accumulated depreciation and amortization	(73,625)	(71,697)
	203,849	218,704
Construction in progress	16,918	17,396
	$220,767	$236,100

Depreciation and amortization expense related to property and equipment was $4.1 million and $4.5 million for the three months ended December 31, 2022 and 2021, respectively and $7.3 million and $8.1 million for the six months ended December 31, 2022 and 2021, respectively.

6. Goodwill and Intangible Assets

Goodwill

The following is a rollforward of the Company's goodwill by segment:

(in thousands)	Wholesale	Direct-to-Consumer	Business-to-Business	Total

Balance at June 30, 2022	$116,304	$29,666	$8,981	$154,951
Goodwill Impairment	$(116,304)	$-	$(8,981)	$(125,285)
Balance at December 31, 2022	$-	$29,666	$-	$29,666

Our reporting units are the same as our reportable segments. We test our reporting units for impairment annually, or more frequently if events or circumstances indicate it is more likely than not that the fair value of a reporting unit is less than its carrying amount. During the three months ended December 31, 2022, we identified a number of goodwill impairment indicators that led us to conclude that an impairment test on goodwill was required to determine if the fair values of certain reporting units were below their carrying values. Most notably, revenue and earnings before income tax depreciation and amortization (EBITDA) for the second quarter (a historically strong quarter given the seasonal impact of holiday sales) fell short of projections. Additionally, we experienced increases in operational costs associated with higher cost of wine, freight and other supply chain items consistent with trends in the current economic environment. Both of these factors had a negative impact on our overall financial performance and led us to experience declining cash flows when compared to earlier quarter projections. Along with the continued market fluctuations, the Company's stock price continued to consistently decline during our second quarter of fiscal 2023.

Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions, estimates, and market factors. Estimating the fair value of individual reporting units requires us to make assumptions and estimates regarding our future plans, as well as industry, economic, and regulatory conditions. These assumptions and estimates include estimated future annual net cash flows, income tax rates, discount rates, growth rates, and other market factors. If current expectations of future growth rates and margins are not met, if market factors outside of our control, such as discount rates, change, or if management’s expectations or plans otherwise change, then one or more of our reporting units might become impaired in the future.

We utilized the discounted cash flow method under the income approach and the Guideline Public Company Method (GPCM) under the market approach to estimate the fair value of our reporting units. Some of the more significant assumptions inherent in estimating the fair values under the income approach include the estimated future annual net cash flows for each reporting unit (including net sales, cost of revenue, selling, general and administrative expense updated as of the end of the second quarter, depreciation and amortization, working capital, and capital expenditures), estimated growth rates, income tax rates, long-term growth rates, and a discount rate that appropriately reflects the risks inherent in each future cash flow stream. Under the GPCM approach, the significant assumptions include the consideration of stock price and financial metrics from guideline companies.

As a result of our interim impairment test, we determined that the fair values of the Wholesale and Business-to-Business reporting units were less than their respective carrying amounts. We recognized a total impairment charge of $125.3 million as of and for the three months ended December 31, 2022, which consists of $116.3 million for Wholesale and $9.0 million for Business-to-Business and is included in goodwill impairment losses in the condensed consolidated statements of operations.

Intangible Assets

The following tables summarize other intangible assets by class:

	December 31, 2022
(in thousands)	Gross Intangible	Accumulated Amortization	Impairment Losses	Net Intangible	Weighted Average Remaining Amortization Period (in years)
Indefinite-life intangibles
Trade names and trademarks	$30,203	$-	$(13,823)	$16,380	N/A
Winery use permits	6,750	-	-	6,750	N/A
Total Indefinite-life intangibles	36,953	-	(13,823)	23,130

Definite-life intangibles
Customer and Sommelier relationships	30,700	(8,125)	-	22,575	4.0
Trade names and trademarks	1,900	(461)	-	1,439	3.5
Total definite-life intangibles	32,600	(8,586)	-	24,014
Total other intangible assets	$69,553	$(8,586)	$(13,823)	$47,144

	June 30, 2022
(in thousands)	Gross Intangible	Accumulated Amortization	Net Intangible	Weighted Average Remaining Amortization Period (in years)
Indefinite-life intangibles
Trade names and trademarks	$30,203	$-	$30,203	N/A
Winery use permits	6,750	-	6,750	N/A
Total Indefinite-life intangibles	36,953	-	36,953

Definite-life intangibles
Customer and Sommelier relationships	30,700	(4,922)	25,778	4.4
Trade names and trademarks	1,900	(254)	1,646	3.5
Total definite-life intangibles	32,600	(5,176)	27,424
Total other intangible assets	$69,553	$(5,176)	$64,377

Our indefinite-lived intangible asset balance consists of trade names, trademarks and winery use permits, which had an aggregate carrying amount of $23.1 million as of December 31, 2022. We test our trade names, trademarks, and winery use permits for impairment annually, or more frequently if events or circumstances indicate it is more likely than not that the fair value of a trade name, trademark or winery use permit is less than its carrying amount. As noted above in the goodwill section, there were events and circumstances which occurred during the second quarter ending December 31, 2022 that indicated that it was more likely than not that the fair values of certain of our trademarks may be below their carrying amounts. As such, we performed a quantitative impairment test on our indefinite-lived intangibles.

We evaluated the Company's winery use permits and determined that there was no evidence as of December 31, 2022 to suggest that any of the permits associated with the land and facilities of a given property had been compromised or no longer held the value assigned on the date of the acquisition. The value of the winery use permits is based off of the various ways the winery property can be used in the Company’s operations and is therefore not solely dependent on the value of the trade name and forecasted sales of the wine currently produced on that particular property.

We utilized the relief from royalty method under the income approach to estimate the fair value of our trade names and trademarks. Some of the more significant assumptions inherent in estimating the fair values include the estimated future annual net sales for each trademark and trade name, royalty rates (as a percentage of net sales that would hypothetically be charged by a licensor of the brand to an unrelated licensee), income tax considerations, long-term growth rates, and a discount rate that reflects the level of risk associated with the future cost savings attributable to the trade name or trademark. Based on the analysis performed, it was determined that the Company had a trade names and trademark impairment charge totaling $13.8 million, which consisted of $11.5 million related to Wholesale, $2.2 million related to Direct-to-Consumer, and $0.1 million related to Business-to-Business segments. The total impairment loss of $13.8 million consists primarily of $4.1 million and $3.7 million related to the Layer Cake and ACE trademarks, respectively. The impairment loss arose due to a continued decline in Layer Cake volume and a lower royalty rate use for assessing ACE trademark given management's expectations. The impairment loss is included in intangible asset impairment losses in the condensed consolidated statements of operations.

The range of discount rates, long-term growth rates, EBITDA multiples and royalty rates we used to estimate the fair values of our reporting units (in relation to our goodwill impairment testing) and trademarks as of the December 31, 2022 impairment testing date for each reporting unit or trademark, were as follows:

	Discount Rate		Long-Term Growth Rate		EBITDA Multiple		Royalty Rate
	Min	Max	Min	Max	Min	Max	Min	Max
Reporting units	13.5%	14.0%	-25.0%	5.0%	14.5x	16x
Trademarks	15.0%	15.0%	3.0%	5.0%			1.5%	2.0%

Amortization expense of definite-life intangibles was $1.7 million and $1.1 million for the three months ended December 31, 2022 and 2021, respectively and $3.4 million and $1.6 million for the six months ended December 31, 2022 and 2021, respectively.

As of December 31, 2022, estimated future amortization expense for definite-lived assets is as follows:

(in thousands)
2023 remaining	$3,411
2024	6,811
2025	5,291
2026	4,527
Thereafter	3,974
Total estimated amortization expense	$24,014

7. Accrued Liabilities

The major classes of accrued liabilities are summarized as follows:

(in thousands)	December 31, 2022	June 30, 2022
Accrued purchases	$8,169	$7,478
Accrued employee compensation	6,160	5,886
Other accrued expenses	4,825	7,115
Non related party accrued interest expense	735	429
Contingent consideration	2,748	2,204
Unearned Income	602	(949)
Captive insurance liabilities	3,543	2,041
Total Accrued liabilities and other payables	$26,782	$24,204

8. Fair Value Measurements

The following tables present assets and liabilities measured at fair value on a recurring basis:

	December 31, 2022
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$27,511	$-	$-	$27,511
Interest rate swaps (1)	-	17,423	-	17,423
Total	$27,511	$17,423	$-	$44,934

Liabilities:
Contingent consideration liabilities (2)	$-	$-	$5,533	$5,533
Total	$-	$-	$5,533	$5,533

	June 30, 2022
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$36,616	$-	$-	$36,616
Interest rate swaps (1)	-	9,157	-	9,157
Total	$36,616	$9,157	$-	$45,773

Liabilities:
Contingent consideration liabilities (2)	$-	$-	$8,515	$8,515
Total	$-	$-	$8,515	$8,515

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

The following table provides a reconciliation of liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

(in thousands)	Contingent Consideration
Balance at June 30, 2022	$8,515
Acquisitions	-
Payments	(334)
Change in fair value	(2,648)
Balance at December 31, 2022	5,533
Less: current portion	(2,748)
Long term portion	$2,785

The current and long-term portion of contingent consideration is included within the accrued liabilities and other payables and other long-term liabilities, respectively, in the condensed consolidated balance sheets.

Our non-financial assets, such as goodwill, indefinite-lived intangible assets and long-lived assets are adjusted to fair value when an impairment charge is recognized. Such fair value measurements are based predominately on Level 3 inputs.

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

Beginning fiscal 2022, we no longer had related party lease agreements.

The following table summarizes the components of lease expense:

	Three Months Ended	Six Months Ended
(in thousands)	December 31, 2022	December 31, 2022
Operating lease expense	$1,750	$3,558

Finance lease expense
Amortization of right-of-use assets	69	139
Interest on lease liabilities	8	17
Total finance lease expense	77	156
Variable lease expense	320	477
Short-term lease expense	35	70
Total lease expense	$2,182	$4,261

The following table summarizes supplemental balance sheet items related to leases:

(in thousands)	December 31, 2022
Operating Leases
Operating lease right-of-use assets	$34,878

Current portion of operating lease liabilities	6,429
Long-term operating lease liabilities	29,960
Total operating lease liabilities	36,389

Finance Leases
Finance lease right-of-use assets	620

Current portion of finance lease liabilities	263
Long-term finance lease liabilities	363
Total finance lease liabilities	$626

The following table summarizes the weighted-average remaining lease term and discount rate:

Weighted-average remaining lease term (in years)
Operating leases	6.4
Finance leases	2.6

Weighted-average discount rate
Operating leases	5.0%
Finance leases	5.0%

The minimum annual payments under our lease agreements as of December 31, 2022 are as follows:

(in thousands)	Operating Leases	Finance Leases
Remaining fiscal 2023	$3,533	$144
2024	7,030	285
2025	6,606	157
2026	6,563	80
2027	6,210	-
2028 and thereafter	12,550	-
Total lease payments	42,492	666
Less imputed interest	(6,103)	(40)
Present value of lease liabilities	36,389	626
Current portion of lease liabilities	(6,429)	(263)
Total long term lease liabilities	$29,960	$363

Note - Table excludes obligations for leases with original terms of 12 months or less which have not been recognized as ROU assets or liabilities in our condensed consolidated balance sheets.

On December 15, 2022, we closed on a purchase and sale agreement to sell a portion of Laetitia Vineyard and Winery’s land and related vineyards to a third-party buyer for $8.7 million. Concurrent with the finalization of the sale, we entered into a lease agreement to lease back from the third-party buyer certain of the vineyards blocks sold. The rent, payable annually, on this two-year operating lease was deemed to be below market. Therefore, we recorded an off-market adjustment of $0.3 million which increased the initial measurement of the ROU asset for this lease and reduced the loss recognized on this sale.

10. Long-Term and Other Short-Term Obligations

The following table summarizes long-term and other short-term obligations:

(in thousands)	December 31, 2022	June 30, 2022
Note to a bank with interest at LIBOR (1.76%) at September 30, 2022 plus 1.75%; payable in quarterly installments of $1,180 principal with applicable interest; secured by specific assets of the Company. Extinguished and refinanced in December 2022.	-	76,792

Note to a bank with one month interest at SOFR (4.30%) at December 31, 2022 plus 2.35%; payable in quarterly installments of $1,546 principal with applicable interest; matures in December 2027; secured by specific assets of the Company.	154,590	-

Capital expenditures borrowings payable at LIBOR (0.50%) at September 30, 2022 plus 1.75%, payable in quarterly installments of $1,077 at September 30, 2022. Extinguished and refinanced in December 2022.	-	40,776

Capital expenditures borrowings payable, $14,365 at SOFR (4.30%) at December 31, 2022 plus 2.35%, $801 payable at Alternate Base Rate ABR (7.50% at December 31, 2022) plus Prime (1.25%), with draw expiring June 2027.	15,166	-

Equipment Term Loan payable, $3,932 at SOFR (4.30%) at December 31, 2022 plus 2.35%, $250 at Alternate Base Rate (ABR) (7.50% at December 31, 2022) plus Prime (1.25%), with draw expiring December 2026.	4,182	-

Note to a bank with interest fixed at 3.6%, payable in monthly installments of $60 principal with applicable interest; matures in April 2023.	240	593

Note to a bank with interest fixed at 2.75%, payable in monthly installments of $61 principal with applicable interest; matures in March 2024.	896	1,246

Delayed Draw Term Loan ("DDTL") with interest at LIBOR (2.32%) at September 2022 plus 1.75%, payable in quarterly installments of $1,260 starting March 2022. Extinguished and refinanced in December 2022.	-	65,882

Delayed Draw Term Loan ("DDTL") $29,818,with interest at SOFR (4.30%) at December 2022 plus 2.35%, $818 at Alternate Base Rate (ABR) (7.50% at December 31, 2022) plus Prime (1.25%), payable in quarterly installments starting March 2023. Matures in December 2027.	30,636	-
	205,710	185,289
Less current maturities	(204,182)	(14,909)
Less unamortized deferred financing costs	(1,528)	(1,285)
	$-	$169,095

Line of Credit

In April 2021, we entered into an amended and restated loan and security agreement (the “Amended and Restated Loan and Security Agreement”) to increase the credit facility to $480.0 million consisting of an accounts receivable and inventory revolving facility up to $230.0 million, a term loan in a principal amount of up to $100.0 million, a capital expenditures facility in an aggregate principal of up to $50.0 million, and a delay draw term loan facility up to an aggregate of $100.0 million which was limited to an aggregate of $55.0 million.

On November 8, 2022, we amended the amended and restated loan and security agreement to revise a definition used in a financial covenant under the agreement for the debt covenant calculation as of September 30, 2022 and subsequent periods.

On December 13, 2022, we entered into a second amended and restated loan and security agreement (the “Second A&R Loan and Security Agreement”), which further amended and restated the Amended and Restated Loan and Security Agreement and provides credit facilities totaling up to $458.4 million. The credit facilities under the Second A&R Loan and Security Agreement consist of: (i) a term loan facility in the principal amount of approximately $156.5 million (the “Term Loan Facility”), (ii) an accounts receivable and inventory revolving facility in the principal amount of approximately $229.7 million with a letter of credit sub-facility in the aggregate availability amount of $20.0 million (the “Revolving Facility”), (iii) an equipment loan facility in the principal amount of approximately $4.2 million (the “Equipment Loan”), (iv) a capital expenditure facility in the principal amount of approximately $15.2 million (the “Capex Facility”) and (v) a delayed draw term loan facility in the principal amount of approximately $52.9 million (amounts are available to be drawn through December 13, 2023) (the “DDTL Facility”, and, together with the Term Loan Facility, the Revolving Facility, the Equipment Loan and the Capex Facility, the “Credit Facilities”).

Concurrent with the closing of the Second A&R Loan and Security Agreement, we executed a draw of approximately $154.6 million on the Term Loan Facility, $125.0 million on the Revolving Facility, $4.2 million on the Equipment Loan, $15.2 million on the Capex Facility and $30.6 million on the DDTL Facility. The proceeds from the loan were used to, among other things, pay down outstanding amounts of under the Company’s existing credit facilities including the Amended and Restated Loan and Security Agreement.

The Term Loan Facility matures on December 13, 2027, and the Second A&R Loan and Security Agreement extends the maturities of the other credit facilities as follows: (i) the Revolving Facility matures on December 13, 2027, (ii) the Equipment Loan matures on December 31, 2026, (iii) the Capex Facility matures on June 30, 2027 and (iv) the DDTL Facility matures on December 13, 2027. The refinancing of the Second A&R Loan and Security Agreement was evaluated in accordance with ASC 470-50, Modifications and Extinguishments on a lender-by-lender basis. Certain lenders did not participate in the refinancing and the repayment of their related outstanding debt balances has been accounted for as an extinguishment of debt. Proceeds of borrowings from new lenders were accounted for as a new debt financing. The Company recorded a loss on extinguishment of debt of $0.5 million in the accompanying consolidated statement of operations and comprehensive income. For the remainder of the lenders, this transaction was accounted for as a modification because the difference between present value of the cash flows under the terms of the modified agreement (the Second A&R Loan and Security Agreement) and the present value of the cash flows under terms of the original agreement was less than 10% on a lender-by-lender basis.

As part of the refinancing of the Term Loan Facility, the Company incurred various costs of $2.3 million, including a $0.5 million original issue discount and $1.9 million in third-party debt issuance costs.

As part of the refinancing of the Revolving Facility, the Company incurred various costs of $2.6 million, including a $0.5 million original issue discount and $2.1 million in third-party debt issuance costs.

Regularly scheduled principal repayments of the Credit Facilities (other than the Revolving Facility) are payable on a quarterly basis as follows: (i) with respect to the Term Loan Facility, an amount equal to the original principal amount of the Term Loan Facility multiplied by 1/100th, (ii) with respect to the Equipment Loan, an amount equal to $0.2 million, (iii) with respect to the Capex Facility, an amount equal to $0.8 million, and (iv) with respect to the DDTL Facility, an amount equal to the original principal amount of the DDTL Facility multiplied by 1/28th with respect to delayed draw term loans used to purchase equipment and 1/100th with respect to delayed draw term loans used to purchase real estate. Repayment of the Revolving Facility is required if the borrowing base (as defined in the Second A&R Loan and Security Agreement) does not support the amount of borrowing under the Revolving Facility. Any unpaid principal, interest and other amounts owing with respect to any Credit Facility is due at maturity of such Credit Facility.

Borrowings under the Credit Facilities bear interest at a rate per annum equal to, at the Company’s option, either (a) a Term Secured Overnight Financing rate “SOFR” for the applicable interest period relevant to such borrowing, plus a market-determined credit spread adjustment depending on such interest period (0.10% for one-month; 0.15% for three-months; and 0.25% for six-months), plus an applicable margin (2.25% for the Credit Facilities other than the Revolving Facility; for the Revolving Facility the applicable margin is based on a range of 1.50%-2.00% depending on average borrowing availability under the Credit Facilities) or (b) an Adjusted Base Rate, or ABR, determined by reference to the highest of (i) Federal Funds Rate plus 0.50%, (ii) the rate of interest established by the lender acting as the administrative agent as its “prime rate” and (iii) the Term SOFR for a one-month term in effect on that day plus 1.0% plus a market-determined credit spread adjustment of 0.10%, plus, in each case, an applicable margin (1.25% for the Credit Facilities other than the Revolving Facility; depending on average availability for the Revolving Facility, with the initial applicable margin for the Revolving Facility being 1.00%). The Company is currently in the process of amending our interest rate swap agreements to conform with the Credit Facilities. We do not expect the impact of these amendments to have a material impact on the Credit Facilities' interest rates.

In addition, the Second A&R Loan and Security Agreement and related loan documents provide for recurring fees with respect to the Credit Facilities, including (i) a fee for the unused commitments of the lenders under the Term Loan Facility, the Revolving Facility and the DDTL Facility, payable quarterly, accruing at a rate equal to 0.25% per annum with respect to the Term Loan Facility and the DDTL Facility and a rate within the range of 0.15%-0.20% per annum with respect to the Revolving Facility depending on average availability under the Revolving Facility (ii) letter of credit fees (which vary depending on the applicable margin rate based on the average availability under the Revolving Facility), fronting fees and processing fees to each issuing bank and (iii) administration fees.

The Credit Facilities are secured by substantially all of the assets of the Company.

Additionally, the Second A&R Loan and Security Agreement includes customary representations and warranties, affirmative and negative covenants, financial covenants and certain other amendments, including, without limitation, (i) a minimum fixed charge coverage ratio (based on trailing twelve-month EBITDA adjusted for capital expenditures, taxes and certain other items) of 1.10:1.00 measured on a rolling four quarter basis provided that the minimum capital expenditure amount for purposes of calculating the fixed charge coverage ratio will increase by $175.0 thousand per quarter until it reaches $1.5 million, (ii) the addition of a maximum debt to capitalization ratio covenant, initially set at 0.60:1.00 for each quarter until December 31, 2023 and stepping down to 0.575:1.00 for each quarter until March 31, 2024 and 0.55:1.00 for each quarter until December 31, 2024 and thereafter, (iii) certain new EBITDA addbacks (and one historical EBITDA deduction in the amount of approximately $1.4 million for the quarter ended September 30, 2022) and (iv) certain amendments to the conditions for permitted acquisitions and accordion increases. At December 31,

2022, the Company believes it is in compliance with the covenants contained in the Second A&R Loan and Security Agreement. However, the Company cannot provide assurances that it will remain in compliance in future periods, which would represent an event of default, which if not waived, can result in the potential acceleration of outstanding debt thereunder. The Company is currently engaged in active negotiations with our lender in order to amend the definition of the minimum fixed charge coverage ratio to allow the Company to remain in compliance as of March 31, 2023 and in subsequent periods. Absent an amendment or waiver, the debt could be called by the lender and as such, the Company has classified all outstanding debt as current on our consolidated balance sheet as of December 31, 2022.

The Company anticipates using the proceeds of the Credit Facilities for working capital and general corporate purposes, purchases of real estate (including vineyards) and equipment and paying down outstanding balances on the credit facilities.

The effective interest rate under the revolving facility was 3.7% and 4.0% as of December 31, 2022 and 2021, respectively. The Company had $28.2 million and $22.0 million available under the line of credit as of December 31, 2022 and June 30, 2022, respectively.

On February 13, 2023, we amended the Second A&R Loan and Security Agreement to revise the deadline for submitting our December 31, 2022 consolidated financial statements to 90 days after the period end.

On March 31, 2023, we amended the Second A&R Loan and Security Agreement to revise the deadline for submitting our December 31, 2022 consolidated financial statements to 120 days after the period end.

11. Stockholders' Equity

Common Stock

We had reserved shares of stock, on an as-if converted basis, for issuance as follows:

	December 31, 2022	June 30, 2022
Warrants	25,646,453	25,818,247
Earnout shares	5,726,864	5,726,864
Total	31,373,317	31,545,111

Warrants

At December 31, 2022, there were 25,646,453 warrants outstanding to purchase shares of the Company's common stock at a price of $11.50 per whole share. The 25,646,453 warrants are made up of 18,000,000 Public Warrants (the "Public Warrants") and 8,000,000 Private Warrants (the "Private Warrants") less 353,547 warrants that have been repurchased as part of our share repurchase plan.

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

At December 31, 2022, there were 8,000,000 purchased warrants at a price of $1.00 per Private Warrant, with each Private Warrant exercisable commencing on August 11, 2021 for one common share at an exercise price of $11.50, subject to anti-dilution adjustments. The Private Warrants expire five years after the commencement date.

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

No Earnout Shares were issued as of December 31, 2022.

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

The following table provides total stock-based compensation expense by award type:

	Three Months Ended		Six Months Ended
(in thousands)	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021
Stock option awards	$1,553	$-	$3,253	$-
Restricted stock units	2,775	-	5,726	-
Total stock-based compensation	$4,328	$-	$8,979	$-

Stock-based compensation expense is included as a component of selling, general and administrative expenses in the condensed consolidated statement of operations.

Stock Options

Stock options granted under the 2021 Plan are subject to market conditions. The stock options are exercisable for ten years and only become exercisable if the volume-weighted average price per share of our common stock is at least $12.50 over a 30-day consecutive trading period following the grant date. The fair value of the stock options was estimated using a Monte Carlo simulation valuation model. Stock option awards vest in four equal installments of 25%, with the first installment vesting 18 months after the vesting commencement date with respect to an additional 25% of the total stock-based award on each of the 2nd, 3rd and 4th anniversaries of the vesting commencement date, providing in each case the employee remains in continuous employment or service with the Company or an Affiliate. Compensation expense is recognized ratably over the derived service period.

The following table presents a summary of stock option activity under the 2021 Plan:

	Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at June 30, 2022	3,503,527	$10.50	3.22	$-
Granted	782,061	3.85		-
Exercised	-	-		-
Forfeited or cancelled	(85,750)	10.50		-
Outstanding at December 31, 2022	4,199,838	$9.27	2.91	$-

Total unrecognized compensation expense related to the stock options was $5.6 million, which is expected to be recognized over a weighted-average period of 2.91 years. As of December 31, 2022, 633,422 options were exerciseable pending attainment of market condition.

Restricted Stock Units

Restricted stock units are subject only to service conditions and vest in four equal installments of 25%, with the first installment vesting 18 months after the vesting commencement date and the other installments vesting on each of the 2nd, 3rd and 4th anniversaries of the vesting commencement date. One restricted stock unit vested in full on the 10 month anniversary of the vesting commencement date.

The following table presents a summary of restricted stock units activity for the periods presented:

	Restricted Stock Units	Weighted-Average Grant Date Fair Value
Outstanding at June 30, 2022	1,902,068	$8.14
Granted	412,237	3.79
Vested	(755,880)	8.20
Forfeited or cancelled	-	-
Outstanding at December 31, 2022	1,558,425	$6.96

Total unrecognized compensation expense related to the restricted stock units was $6.1 million, which is expected to be recognized over a weighted-average period of 2.8 years.

During the three months ended December 31, 2022, 755,880 restricted stock units vested and as a result the Company withheld 285,381 restricted stock units to cover the taxes related to the net share settlement of equity awards.

Stock and Warrant Repurchase Plan

On March 8, 2022, the Company's board of directors approved a repurchase plan authorizing the Company to purchase up to $30.0 million in aggregate value of our common stock and/or warrants through September 8, 2022. The repurchase program did not require the Company to acquire a specific number of shares or warrants. The cost of the shares and warrants that were repurchased were funded from available working capital.

For accounting purposes, common stock and/or warrants repurchased under our repurchase plan were recorded based upon the settlement date of the applicable trade. Such repurchased shares are presented using the cost method. During the three and six months ended December 31, 2022, the Company repurchased zero and 171,994 warrants, respectively, at an average price of $1.00 per warrant. The total cost of the shares and/or warrants repurchased was $0.2 million.

The table below summarizes the changes in repurchases of common stock and warrants:

Three Months Ended
(in thousands)	December 31, 2022
Balance at September 30, 2022	3,225,441
Repurchases of common stock	-
Repurchases of warrants	-
Balance at December 31, 2022	3,225,441

Six Months Ended
(in thousands)	December 31, 2022
Balance at June 30, 2022	3,053,447
Repurchases of common stock	-
Repurchases of warrants	171,994
Balance at December 31, 2022	3,225,441

12. Income Taxes

For the three months ended December 31, 2022, the effective tax rate differs from the federal statutory rate of 21% primarily due to permanent items related to non-deductible officers compensation expense, discrete items related to impairments, and increase in valuation allowance. For the three months ended December 31, 2021, the effective tax rate differs from the federal statutory rate of 21% primarily due to state taxes.

For the six months ended December 31, 2022, the effective tax rate differs from the federal statutory rate of 21% primarily due to permanent items related to non-deductible officers compensation expense, discrete items related to impairments, and increase in valuation allowance. For the six months ended December 31, 2021, the effective tax rate differs from the federal statutory rate of 21% primarily due to state taxes.

13. Commitments and Contingent Liabilities and Litigation

We are subject to a variety of claims and lawsuits that arise from time to time in the ordinary course of business. Although management believes that any pending claims and lawsuits will not have a material impact on the Company’s consolidated financial position or results of operations, the adjudication of such matters are subject to inherent uncertainties and management’s assessment may change depending on future events.

Litigation

On November 14, 2022, a purported securities class action lawsuit was filed in the U.S. District Court for the District of Nevada against the Company and certain current and former members of its management team. The lawsuit is captioned Ezzes v. Vintage Wine Estates, Inc., et al. (“Ezzes“), and alleges that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder, by making material misstatements or omissions in certain of the Company's periodic reports filed with the SEC relating to, among other things, the Company’s business, operations, and prospects, including with respect to the Company’s inventory metrics and overhead burden. The lawsuit seeks an unspecified amount of damages and an award of attorney’s fees, in addition to other relief. On November 28, 2022, a second purported securities class action lawsuit, captioned Salbenblatt v. Vintage Wine Estates, Inc., et al. (“Salbenblatt”), was filed in the same court, containing similar claims and allegations, and seeking similar relief, as the Ezzes lawsuit. On February 14, 2023, the Court consolidated both actions and appointed the lead plaintiffs. The Salbenblatt action was transferred to and consolidated with the Ezzes action. On May 1, 2023, the lead plaintiffs filed a consolidated amended class action complaint (“amended complaint”). The defendants’ response to the amended complaint is due June 30, 2023. The Company believes this litigation is without merit and intends to defend against them vigorously. However, litigation is inherently uncertain, and the Company is unable to predict the outcome of this litigation and is unable to estimate the range of loss, if any, that could result from an unfavorable outcome. The Company also cannot provide any assurance that the ultimate resolution of this litigation will not have a material adverse effect on our reputation, business, prospects, results of operations or financial condition.

From time to time, the Company may become subject to other legal proceedings, claims and litigation arising in the ordinary course of business. In addition, the Company may receive letters alleging infringement of patent or other intellectual property rights. The Company is not currently a party to any other material legal proceedings, nor is it aware of any pending or threatened litigation that, in the Company’s opinion, would have a material adverse effect on the business, operating results, cash flows or financial condition should such litigation be resolved unfavorably.

Indemnification Agreements

In the ordinary course of business, we may provide indemnification of varying scope and terms to vendors, lessors, customers and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. These indemnities include indemnities to our directors and officers to the maximum extent permitted under applicable state laws. The maximum potential amount of future payments we could be required to make under these indemnification agreements is, in many cases, unlimited. Historically, we have not incurred any significant costs as a result of such indemnifications.

Other Commitments

Contracts exist with various growers and certain wineries to supply a significant portion of our future grape and wine requirements. Contract amounts are subject to change based upon actual vineyard yields, grape quality and changes in grape prices. Estimated future minimum grape and bulk wine purchase commitments are as follows:

(in thousands)	Total
Remaining 2023	$4,390
2024	19,956
2025	17,408
$41,754

Grape and bulk wine purchases under contracts totaled $14.1 million and $11.3 million and $30.0 million and $21.2 million for the three and six months ended December 31, 2022 and 2021, respectively. The Company expects to fulfill all of these purchase commitments.

14. Related Party Transactions

Immediate Family Member and Other Business Arrangements

We provide at will employment to several family members of officers or directors who provide various sales, marketing and administrative services to us. Payroll and other expenses to these related parties was $94.8 thousand and $124.8 thousand for the three months ended December 31, 2022 and 2021, respectively and $219.8 thousand and $195.7 thousand for the six months ended December 31, 2022 and 2021, respectively.

We pay for sponsorship and marketing services and point of sale marketing materials to unincorporated businesses that are managed by immediate family members of a Company executive officer. For the three months ended December 31, 2022 and 2021, payments related to sponsorship and marketing services totaled $87.0 thousand and $106.0 thousand, respectively. For the six months ended December 31, 2022 and 2021, payments related to sponsorship and marketing services totaled $174.0 thousand and $193.0 thousand, respectively.

The Company has a revenue sharing agreement with Sonoma Brands Partners II, LLC where a portion of B.R. Cohn and Clos Pegase sales during various marketing events throughout the year go to Sonoma Brands Partners II, LLC. Sonoma Brands Partners II, LLC is managed by a member of the Company's board of directors. For six months ended December 31, 2022 and 2021, payments to Sonoma Brands Partners II, LLC totaled $231.5 thousand and $168.7 thousand, respectively.

Financial Advisory Agreement

In April 2022, the Company entered into an arrangement with Global Leisure Partners LLC ("GLP") to act as a financial advisor to the Company in connection with its exploration of acquisitions, mergers, investments and other strategic matters. A director of the Company having the authority to establish policies and make decisions is an executive of GLP. Although members of the board of directors are typically independent from management, members of the board of directors would be considered management based on the definition of management in ASC 850, Related Party Disclosures. Payments to GLP in respect of capital markets and mergers and acquisitions matters totaled $50.0 thousand and zero for the three months ended December 31 2022 and 2021, respectively and $100.0 thousand and zero for the six months ended December 31 2022 and 2021, respectively.

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

We report our segments as follows:

Wholesale Segment -- We sell our wine, spirits and cider to wholesale distributors under purchase orders. Wholesale operations generate revenue from product sold to distributors, who then sell them off to off-premise retail locations such as grocery stores, wine clubs, specialty and multi-national retail chains, as well as on-premise locations such as restaurants and bars.

Direct-to-Consumer Segment ("DTC") -- We sell our wine and other merchandise directly to consumers through wine club memberships, at wineries’ tasting rooms, at Sommelier wine tasting events, and through the Internet. Winery estates hold various public and private events for customers and our wine club members. The certified Sommeliers provide guided tasting experiences customized for each audience through virtual and in-person events globally.

Business-to-Business Segment ("B2B") -- Our Business-to-Business sales channel generates revenue primarily from the sale of private label wines and spirits, and custom winemaking services. Annually, we work with our national retail partners to develop private label wines incremental to their wholesale channel businesses.

Corporate and Other Segment -- Our Corporate and Other segment generates revenue from grape and bulk sales and storage services. Other, non-allocable expenses include corporate expenses, non-direct selling expenses and other expenses not specifically allocated to an identified reporting segment.

The following tables present net revenue and income from operations directly attributable to the Company's segments:

	Three Months Ended December 31, 2022
(in thousands)	Wholesale	Direct-to-Consumer	Business-to-Business	Corporate and Other	Total
Segment Results
Net revenue	$23,083	$26,063	$28,814	$33	$77,993
Income (loss) from operations	$(127,594)	$995	$(1,297)	$(17,684)	$(145,580)

	Three Months Ended December 31, 2021
(in thousands)	Wholesale	Direct-to-Consumer	Business-to-Business	Corporate and Other	Total
Segment Results
Net revenue	$22,171	$34,806	$25,225	$1,409	$83,611
Income (loss) from operations	$5,196	$11,379	$8,303	$(12,157)	$12,721

	Six Months Ended December 31, 2022
(in thousands)	Wholesale	Direct-to-Consumer	Business-to-Business	Corporate and Other	Total
Segment Results
Net revenue	$46,449	$45,926	$62,895	$(48)	$155,222
Income (loss) from operations	$(127,694)	$2,972	$10,883	$(39,443)	$(153,282)

	Six Months Ended December 31, 2021
(in thousands)	Wholesale	Direct-to-Consumer	Business-to-Business	Corporate and Other	Total
Segment Results
Net revenue	$38,374	$49,721	$49,692	$1,511	$139,298
Income (loss) from operations	$9,383	$13,918	$15,817	$(20,254)	$18,864

There was no inter-segment activity for any of the given reporting periods presented.

Depreciation expense recognized by operating segment is summarized below:

(in thousands)	Wholesale	Direct-to-Consumer	Business-to-Business	Corporate and Other	Total
For the three months ended December 31:
2022	$(25)	$299	$232	$497	$1,003
2021	$-	200	$-	$-	$200

(in thousands)	Wholesale	Direct-to-Consumer	Business-to-Business	Corporate and Other	Total
For the six months ended December 31:
2022	$13	$590	$(245)	$952	$1,310
2021	$-	500	$-	$-	$500

Amortization expense recognized by operating segment is summarized below:

(in thousands)	Wholesale	Direct-to-Consumer	Business-to-Business	Corporate and Other	Total
For the three months ended December 31:
2022	$596	$832	$364	$13	$1,805
2021	$10	$139	$3	$1,052	1,204

(in thousands)	Wholesale	Direct-to-Consumer	Business-to-Business	Corporate and Other	Total
For the six months ended December 31:
2022	$1,192	$1,683	$728	$13	$3,616
2021	$21	$752	$5	$1,077	1,855

16. Earnings Per Share

The following table reconciles the number of common shares used to compute basic and diluted earnings per share attributable to Vintage Wine Estates, Inc., shareholders:

	Three Months Ended December 31,		Six Months Ended December 31,
(in thousands, except for per share amounts)	2022	2021	2022	2021
Net (loss) income	$(130,623)	$8,552	$(131,259)	$11,331
Less: loss allocable to noncontrolling interest	(1,046)	(40)	(1,389)	(65)
Net (loss) income allocable to common shareholders	$(129,577)	$8,592	$(129,870)	$11,396

Numerator – Basic EPS
Net (loss) income allocable to common shareholders	$(129,577)	$8,592	$(129,870)	$11,396
Net (loss) income allocated to common shareholders	$(129,577)	$8,592	$(129,870)	$11,396

Numerator – Diluted EPS
Net (loss) income allocated to common shareholders	$(129,577)	$8,592	$(129,870)	$11,396
Net (loss) income allocated to common shareholders	$(129,577)	$8,592	$(129,870)	$11,396

Denominator – Basic Common Shares
Weighted average common shares outstanding - Basic	58,941,899	60,461,611	58,880,529	60,461,611

Denominator – Diluted Common Shares
Weighted average common shares - Diluted	58,941,899	60,461,611	58,880,529	60,461,611

Net (loss) income per share – basic:
Common Shares	$(2.20)	$0.14	$(2.20)	$0.19
Net (loss) income per share – diluted:
Common Shares	$(2.20)	$0.14	$(2.20)	$0.19

The following securities have been excluded from the calculations of diluted earnings per share attributable to common shareholders because including them would have been antidilutive:

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021
Shares subject to warrants to purchase common stock	25,646,453	26,000,000	25,646,453	26,000,000
Shares subject to options to purchase common stock	4,199,838	-	4,199,838	-
Total	29,846,291	26,000,000	29,846,291	26,000,000

17. Subsequent Events

On January 17, 2023, a member of the executive team resigned from the company. Along with the resignation, all outstanding stock options and unvested restricted stock units previously granted to this executive under the Company's 2021 Plan ceased to vest and any unvested awards were forfeited. The Company recognized a reduction to stock-based compensation expense related to these forfeitures in the amount of $1.5 million during the three months ending March 31, 2023

On January 19, 2023, the Company amended its interest rate swap agreements with Bank of the West effective January 15, 2023, which had floating rates tied to LIBOR prior to the effective date, to align the floating rates to SOFR in accordance with the Company's Second A&R Loan and Security Agreement.

On February 7, 2023, the Company and Patrick Roney, founder of VWE, entered into a letter agreement (the “Letter Agreement”) whereby Mr. Roney voluntarily elected to transition from Chief Executive Officer of the Company to Executive Chairman of the Board, effective February 7, 2023. Pursuant to the terms of the Letter Agreement, the Employment Agreement between the Company and Mr. Roney effective June 7, 2021 (the “Prior Employment Agreement”) was terminated and upon such termination the Company agreed to provide Mr. Roney his accrued but unpaid Base Salary and PTO (as defined in the Prior Employment Agreement) through February 7, 2023, and any vested amounts or benefits that he is entitled to receive under any plan, program, or policy, as described in Section 5.1 of the Prior Employment Agreement. Mr. Roney expressly waived any claim to the severance benefits described in Section 5.2(b) of the Prior Employment Agreement. Pursuant to the terms of the Letter Agreement, Mr. Roney will receive an annual base salary of $250,000 for his service as Executive Chairman and will be eligible to participate in the Company’s employee benefit plans and programs in accordance with their terms and eligibility requirements. In connection with his appointment as Executive Chairman, all outstanding stock options and unvested restricted stock units previously granted to Mr. Roney under the Company’s 2021 Plan ceased to vest and any unvested awards were forfeited. The total forfeitures amounted to $2.0 million dollars for the three months ending March 31, 2023.

Also on February 7, 2023, the Board appointed Jon Moramarco, a member of the Board, as the Company’s Interim Chief Executive Officer. In connection with such appointment, the Company entered into a consulting agreement (the “Consulting Agreement”) with bw166 LLC (“bw166”) and Mr. Moramarco, pursuant to which the Company will pay bw166 a monthly fee of $17,500 and will reimburse bw166 and Mr. Moramarco for reasonable business-related expenses in connection with the Interim Chief Executive Officer services provided thereunder. Additionally, the Company agreed to award Mr. Moramarco a one-time grant of 100,000 restricted stock units pursuant to the 2021 Plan, which will vest in full on the one-year anniversary of the grant date. Mr. Moramarco is the Managing Partner of bw166 and has a controlling interest therein.

On February 13, 2023, we amended the Second A&R Loan and Security Agreement to revise the deadline for submitting our December 31, 2022 consolidated financial statements to 90 days after the period end.

On March 1, 2023, the Company laid off certain employees in order to cut costs and reduce redundancies in the workforce. Our expected cost savings, after taking into consideration employee termination costs of approximately $1.4 million, are $1.8 million.

On March 2, 2023, the Company sold the Tenma vineyard, which was held for sale as of December 31, 2022, for net cash proceeds of approximately $11.0 million.

On March 13, 2023, the Company exited its interest rate swap agreements with City National Bank resulting in a net cash inflow of approximately $6.3 million.

On March 31, 2023, the Company entered into a lease agreement to lease a building to a third-party beginning on April 1, 2023 for an initial term of 4 years at a monthly rate of $7,500 for the first year to be increased by 3% each year.

Concurrently with the lease on March 31, 2023, the Company sold certain equipment held at the leased premises for total consideration of $109 thousand. The building was vacated by the Company earlier in fiscal 2023 as part of a consolidation initiative.

On March 31, 2023, we amended the Second A&R Loan and Security Agreement to revise the deadline for submitting our December 31, 2022 consolidated financial statements to 120 days after the period end.

On May 9, 2023, the Company entered into an amendment to its Second A&R Loan and Security Agreement that adjusted the definition of certain financial covenants for the quarter ended March 31, 2023.

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

Growth Strategy

Our strategy is to continue to grow organically by leveraging our omnichannel sales capabilities and through select acquisitions that enhance our wine portfolio and expand our offerings through all three business segments for our customers. Acquisitions have enabled us to diversify our wine sourcing into regions outside of California, expand our portfolio of brands, increase our vineyard assets and provide our direct-to-consumer and retail customers with a range of wines to choose from. We are also focused on improving profitability and driving cash generation by eliminating less profitable brands, exiting lower margin businesses, addressing wine making, warehousing and production efficiencies, simplifying our go-to-market strategy and monetizing select assets.

Trends and Other Factors Affecting Our Business

Various trends and other factors affect or have affected our operating results, including:

Economic Uncertainties

Inflation and supply chain constraints, as well as the ongoing COVID-19 pandemic ("COVID-19"), continue to disrupt the U.S. and global economies and there remains uncertainty about their impact on the economy. We cannot estimate with any certainty the length or severity of the economic uncertainties or the related financial consequences on our business and operations, including whether and when historic economic and operating conditions will resume or the extent to which the disruption may impact our business, financial position, results of operations or cash flows.

Management expects economic uncertainties including inflation and supply chain constraints to continue to impact financial metrics for several areas of the business including sales, cost of goods, operating expenses and cash flow.

Invasion of Ukraine

Russia's invasion of Ukraine has not had a direct impact on the Company. The Company does not have assets, operations or human capital resources located in Russia or Ukraine, does not invest or hold securities that trade in those areas and does not rely on goods or services sourced in Russia or Ukraine. However, the Company receives its capsules for wine bottles from a supplier in Italy, who has plants located in Ukraine (which has now closed), Italy and Poland. While the Company has not been impacted directly by supply chain disruptions as a result of the invasion, risks remain to the Company’s business including potential cybersecurity risks and other indirect operational or supply chain challenges, and the competition to secure wine bottle capsules has increased from suppliers due to the closing of the plant of the Company’s Italian supplier in Ukraine.

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

Key Measures to Assess the Performance of our Business

We consider a variety of financial and operating measures in assessing the performance of our business, formulating goals and objectives and making strategic decisions. The key GAAP measures we consider are net revenue; gross profit; selling, general and administrative expenses; and income from operations. The key non-GAAP measures we consider are Adjusted EBITDA and Adjusted EBITDA Margin. We also monitor our case volume sold from our distributors to retailers to help us forecast and identify trends affecting our growth.

Net Revenue

We generate revenue from our segments: Wholesale, Business-to-Business ("B2B"), Direct-to-Consumer ("DTC") and Corporate and Other. We recognize revenue from sales when obligations under the terms of a contract with our customer are satisfied. Generally, this occurs when the product is shipped, at which point title passes to the customer and control of the promised product or service is transferred to the customer. Our standard terms are free on board, or FOB, shipping point, with no customer acceptance provisions. Revenue is measured as the amount of consideration expected to be received in exchange for transferring products. We recognize revenue net of any taxes collected from customers, which are subsequently remitted to governmental authorities. We account for shipping and handling as activities to fulfill our promise to transfer the associated products. Accordingly, we record amounts billed for shipping and handling costs as a component of net sales and classify such costs as a component of costs of sales. Our products are generally not sold with a right of return, unless the product is spoiled or damaged. Historically, returns have not been significant to us.

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

Income from Operations

Income from operations is gross profit less selling, general and administrative expenses; impairment losses on goodwill and intangible assets; acquisition and restructuring related expense or income and amortization of intangible assets. Income from operations excludes interest expense, income tax expense, and other expenses, net. We use income from operations as well as other indicators as a measure of the profitability of our business.

Case Volumes

In addition to acquisitions, the primary drivers of net revenue growth in any period are attributable to changes in case volumes and changes in product mix and sales price. Case volumes represents the number of 9-liter equivalent cases of wine that we sell during a particular period. Case volumes for our DTC and Wholesale segments are an important indicator for us to determine what is driving gross margin, although our B2B segment sales are not related to case volumes. This metric also allows us to develop our supply and production targets for future periods for our DTC and Wholesale segments.

Non-GAAP Financial Measures

In addition to our results determined in accordance with GAAP, we use Adjusted EBITDA and Adjusted EBITDA Margin to supplement GAAP measures of performance to evaluate the effectiveness of our business strategies. These metrics are also frequently used by analysts, investors and other interested parties to evaluate companies in our industry, when considered alongside other GAAP measures.

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

Results of Operations

Our financial performance is classified into the following segments: Wholesale, B2B, DTC and Corporate and Other. Our corporate operations, including centralized selling, general and administrative expenses are not allocated to the segments, as management does not believe such items directly reflect our core operations. However, we allocate re-measurements of contingent consideration and impairment of goodwill and intangible assets to our segments. Other than our long-term property, plant and equipment for wine tasting facilities, and customer lists, trademarks and trade names specific to acquired companies, our revenue generating assets are utilized across segments. Accordingly, the foregoing items are not allocated to the segments and are not discussed separately as the results of any such measures that had a significant impact on operating results are already included in the consolidated results discussion above.

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

Three Months Ended December 31, 2022 Compared with Three Months Ended December 31, 2021

Wholesale Segment Results

The following table presents summary financial data for our Wholesale segment:

	Three Months Ended December 31,		Dollar	Percent
(in thousands, except %)	2022	2021	Change	Change
Net revenue	$23,083	$22,171	$912	4.1%
Income (loss) from operations	$(127,594)	$5,196	$(132,790)	-2,555.6%

Wholesale net revenue increased $0.9 million, or 4.1%, from the three months ended December 31, 2021. The increase was primarily attributable to acquired revenue of $1.3 million, partially offset by a $0.4 million decline in international sales.

Wholesale loss from operations was $127.6 million, a $132.8 million, or 2,555.6%, decline from income from operations in the prior-year period. The loss was primarily attributable to non-cash goodwill and intangible assets impairments of $116.3 million and $11.5 million, respectively. Also impacting the loss from operations was a $1.5 million increase in the fair value of contingent consideration related to the acquisition of ACE Cider and a $3.6 million increase in cost of revenue resulting from inflation and supply chain challenges, increased headcount as well as higher labor costs. Further contributing to the loss was $0.9 million in incremental overhead burden.

B2B Segment Results

The following table presents summary financial data for our B2B segment:

	Three Months Ended December 31,		Dollar	Percent
(in thousands, except %)	2022	2021	Change	Change
Net revenue	$28,814	$25,225	$3,589	14.2%
Income (loss) from operations	$(1,297)	$8,303	$(9,600)	-115.6%

B2B net revenue increased $3.6 million, or 14.2%, from the three months ended December 31, 2021. Growth was driven by $3.5 million in acquired revenue, increased custom production volumes and the timing of bulk distilled alcohol sales. These increases were partially offset by a decrease in private label revenue due to discontinued programs.

B2B income from operations decreased $9.6 million, or 115.6%, from the three months ended December 31, 2021 due to higher costs related to contract winemaking and bottling, as well as goodwill and intangible non-cash assets impairments of $9.0 million and $0.1 million, respectively. These costs were partially offset by a $4.9 million gain on remeasurement of contingent consideration related to the acquisition of Meier's and higher volume.

DTC Segment Results

The following table presents summary financial data for our DTC segment:

	Three Months Ended December 31,		Dollar	Percent
(in thousands, except %)	2022	2021	Change	Change
Net revenue	$26,063	$34,806	$(8,743)	-25.1%
Income from operations	$995	$11,379	$(10,384)	-91.3%

DTC net revenue decreased $8.7 million, or 25.1%, from the three months ended December 31, 2021, driven by programming changes for a major television retailer and softening consumer discretionary spending, although testing room activity remained steady.

DTC income from operations decreased $10.4 million, or 91.3%, from the three months ended December 31, 2021, primarily as a result of $2.2 million in non-cash intangible assets impairment as well as increased freight costs not covered by customer/retail pricing, higher overhead burden, a $1.3 million increase in amortization expense related to acquisitions and an incremental operating loss from acquisitions of $0.3 million.

Corporate and Other Segment Results

The following table presents summary financial data for our Corporate and Other segment:

	Three Months Ended December 31,		Dollar	Percent
(in thousands, except %)	2022	2021	Change	Change
Net revenue	$33	$1,409	$(1,376)	-97.7%
Income (loss) from operations	$(17,684)	$(12,157)	$(5,527)	-45.5%

Corporate and Other net revenue decreased $1.4 million, or 97.7%, from the three months ended December 31, 2021. The decrease was primarily due to reduced bulk wine sales.

Corporate and Other loss from operations increased $5.5 million, or 45.5%. The higher losses were due to $4.4 million of share based compensation expense as well as $2 million in costs related to an acquisition that was not completed, which were partially offset by decreased compensation and benefits and professional services.

Six Months Ended December 31, 2022 Compared with Six Months Ended December 31, 2021

Wholesale Segment Results

The following table presents summary financial data for our Wholesale segment:

	Six Months Ended December 31,		Dollar	Percent
(in thousands, except %)	2022	2021	Change	Change
Net revenue	$46,449	$38,374	$8,075	21.0%
Income (loss) from operations	$(127,694)	$9,383	$(137,077)	-1,460.9%

Wholesale net revenue increased $8.1 million, or 21.0%, reflecting an increase in ACE Cider revenue totaling $8.3 million.

Wholesale income from operations decreased $137.1 million, or 1,460.9%, from the six months ended December 31, 2021. The decrease was primarily the result of $116.3 million and $11.5 million goodwill and intangible assets impairments, respectively. Also increasing costs were a $2.3 million increase in the fair value of contingent consideration, as well as higher costs due to inflation and supply chain challenges, $3.7 million in incremental overhead burden, and an incremental operating loss of $1.0 million related to acquisitions.

B2B Segment Results

The following table presents summary financial data for our B2B segment:

	Six Months Ended December 31,		Dollar	Percent
(in thousands, except %)	2022	2021	Change	Change
Net revenue	$62,895	$49,692	$13,203	26.6%
Income from operations	$10,883	$15,817	$(4,934)	-31.2%

B2B net revenue increased $13.2 million, or 26.6%, from the six months ended December 31, 2021. The increase reflected increased custom production and distilled bulk spirits sales as well as $8.1 million of acquired revenue. These improvements were offset by lower private label sales due to discontinued programs.

B2B income from operations decreased $4.9 million, or 31.2%, from the six months ended December 31, 2021. The decrease was attributable to goodwill and intangible assets impairments of $9.0 million and $0.1 million, respectively, as well as to higher freight and other costs not covered by contractual billings, partially offset by a $4.9 million gain on remeasurement of contingent consideration related to the acquisition of Meier's, improved margin on bulk distilled alcohol sales and $0.1 million contribution from acquisitions.

DTC Segment Results

The following table presents summary financial data for our DTC segment:

	Six Months Ended December 31,		Dollar	Percent
(in thousands, except %)	2022	2021	Change	Change
Net revenue	$45,926	$49,721	$(3,795)	-7.6%
Income from operations	$2,972	$13,918	$(10,946)	-78.6%

DTC net revenue declined $3.8 million, or 7.6%, from the six months ended December 31, 2021. Acquired revenue of $3.0 million was offset by programming changes for a major television retailer and softening consumer discretionary spending.

DTC income from operations decreased $10.9 million, or 78.6%, from the six months ended December 31, 2021. The decrease was primarily attributable to $2.2 million of intangible assets impairments, increased costs of inventory as well as higher costs of $1.7 million in freight, $0.7 million in catalog and mailing expenses, $0.4 million of media advertising costs and $0.3 million additional consulting fees of. $1.5 million amortization from customer lists.

Corporate and Other Segment Results

The following table presents summary financial data for our Corporate and Other segment:

	Six Months Ended December 31,		Dollar	Percent
(in thousands, except %)	2022	2021	Change	Change
Net revenue	$(48)	$1,511	$(1,559)	-103.2%
Income (loss) from operations	$(39,443)	$(20,254)	$(19,189)	-94.7%

Corporate and Other net revenue for the six months ended December 31, 2022 decreased $1.6 million, or 103.2%, from the six months ended December 31, 2021. The decrease was primarily attributable to reduced bulk wine sales.

Corporate and Other loss from operations for the six months ended December 31, 2022 increased $19.2 million, or 94.7%, from the six months December 31, 2021. The increase in losses was due to $9.0 million of share-based compensation expense, acquisition expenses of $5.3 million, loss on sale of assets of $4.0 million, inflationary impact on the costs of labor and freight which were up $0.4 million and $0.8 million, respectively. Also impacting the loss were higher public company costs including staffing and advisory fees as well as consistently increasing costs of warehousing and insurance over time.

Case Volumes

The following tables summarize 9-liter equivalent cases by segment:

	Three Months Ended December 31,
(in thousands)	2022	2021	Unit Change	% Change
Wholesale	453	379	74	19.5%
B2B	*	*	*	*
DTC	125	160	-35	-21.9%
Total case volume	578	539	39	7.2%

The decrease in DTC volumes was primarily driven by reduced volumes for a customers' televised sales program.

	Six Months Ended December 31,
(in thousands)	2022	2021	Unit Change	% Change
Wholesale	992	588	404	68.7%
B2B	*	*	*	*
DTC	224	220	4	1.8%
Total case volume	1,216	808	408	50.5%

The increase in case volumes was primarily due to our wholesale segment, driven by the ACE Cider acquisition that ships higher case volumes of lower priced product.

*B2B segment sales are primarily not related to case volumes, therefore the Company has elected to not report case volumes for this segment as it would not be indicative of the underlying performance of the business.

Non-GAAP Financial Measures

The following is a reconciliation of net income (loss) to Adjusted EBITDA for the periods presented:

	Three Months Ended December 31		Six Months Ended December 31
	2022	2021	2022		2021
Net (loss) income	$(130,623)	$8,552	$(131,259)		$11,331
Interest expense	5,650	3,493	9,031	-	7,096
Income tax provision	(21,709)	3,261	(22,558)		4,454
Depreciation	4,093	4,553	7,308		8,056
Amortization	1,805	1,204	3,616		1,855
Stock-based compensation expense	4,328	-	8,979		-
Net unrealized gain on interest rate swap agreements	839	(2,636)	(8,488)		(4,029)
Goodwill and intangible asset impairment losses	139,108	-	139,108		-
Loss (gain) on disposition of assets	470	(251)	352		(591)
Deferred rent adjustment	-	110	-		238
Gain on litigation proceeds	-	-	(530)		-
Adjusted EBITDA	$3,961	$18,286	$5,559		$28,410
Revenue	$77,993	$83,611	$155,222		$139,298
Adjusted EBITDA margin	5.1%	21.9%	3.6%		20.4%

Adjusted EBITDA and Adjusted EBITDA Margin are not recognized measures of financial performance under GAAP. We believe these non-GAAP measures provide analysts, investors and other interested parties with additional insight into the underlying trends of our business and assists these parties in analyzing our performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance, which allows for a better comparison against historical results and expectations for future performance. See Note 6, Goodwill and Intangible Assets, in Item 1, Financial Statements, for details related to our December 31, 2022 impairment testing.

Management uses these non-GAAP measures to understand and compare operating results across reporting periods for various purposes including internal budgeting and forecasting, short and long-term operating planning, employee incentive compensation, and debt compliance. These non-GAAP measures are not intended to replace the presentation of our financial results in accordance with GAAP. Use of the terms Adjusted EBITDA and Adjusted EBITDA Margin are not calculated in the same manner by all companies, and accordingly, are not necessarily comparable to similarly titled measures of other companies and may not be an appropriate measure for performance relative to other companies. Adjusted EBITDA and Adjusted EBITDA Margin, which are not prepared in accordance with GAAP, should not be construed as an indicator of our operating performance in isolation from, or as a substitute for, respectively, net income (loss) or net income (loss) divided by revenue, which are indicators prepared in accordance with GAAP. We have presented Adjusted EBITDA and Adjusted EBITDA Margin solely as supplemental disclosure because we believe it allows for a more complete analysis of our results of operations. In the future, we may incur expenses such as those added back to calculate Adjusted EBITDA. Our presentation of Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by these items.

Liquidity and Capital Resources

While the Company was in compliance with its debt covenants as of December 31, 2022, absent a waiver or an amendment to its loan agreement, the Company anticipates that we will not meet certain financial debt covenants in the next 12 months, as required per our Second A&R Loan and Security Agreement (defined in Note 10), which would constitute an event of default, which if not waived, can result in the potential acceleration of outstanding debt thereunder. If an event of default occurs under the Second A&R Loan and Security Agreement and the lender accelerates the maturity of the debt thereunder, the Company may not have sufficient cash to repay the outstanding debt.

In response to these conditions, management has begun to actively engage in conversations with the lender of the Second A&R Loan and Security Agreement regarding amendments and waivers to the related financial covenants, however, whether an amendment or waiver is obtained is not within the Company's control, and therefore cannot be deemed probable.

During the third fiscal quarter of 2023 which ended March 31, 2023, the Company implemented several cost reduction and revenue enhancing initiatives to improve its financial results and cash flow from operations. This included reducing our workforce by approximately 4%. In addition, we have strategically raised prices across the Direct-to-Consumer segment, increased certain shipping fees and restructured customer contracts to reduce freight costs. These efforts are expected to have an annualized benefit of $10 million to operating income exclusive of the $2 million in costs we incurred during the three months ending March 31, 2023 to affect the changes.

Furthermore, we are contemplating developing a comprehensive business development and restructuring plan including the evaluation of several options for further cost reductions. We expect we can improve operating results through customer contract renegotiations, simplification of the business, focusing resources on key brands and an elimination of less profitable SKUs (stock keeping unit). As part of the process, we are also evaluating further asset monetization opportunities to generate cash to reduce debt.

There can be no assurances that the Company will be able to successfully implement these strategies, or if successfully implemented, that we will see the expected benefits from such strategies. Additionally, there can be no assurances that any benefits from cost reduction strategies will enable the Company to remain in compliance with its financial covenants or provide the Company with sufficient cash to pay the outstanding debt on the Second A&R Loan and Security Agreement if accelerated by the lender.

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

Debt

On December 13, 2022, we entered into a Second Amended and Restated Loan and Security Agreement (the “Second A&R Loan and Security Agreement”), which provides credit facilities totaling up to $458.4 million. These credit facilities consist of: (i) a term loan facility of $156.5 million maturing on December 13, 2027,(the “Term Loan Facility”), (ii) an accounts receivable and inventory revolving facility of $229.7 million (with a letter of credit sub-facility in the aggregate availability amount of $20.0 million maturing on December 13, 2027,(the “Revolving Facility”), (iii) an equipment loan facility of $4.2 million maturing on December 31, 2026, (the “Equipment Loan”), (iv) a capital expenditure facility of $15.2 million maturing on June 30, 2027 (the “Capex Facility”) and (v) a delayed draw term loan facility of $52.9 million maturing on December 13, 2027, (the “DDTL Facility”, and, together with the Term Loan Facility, the Revolving Facility, the Equipment Loan and the Capex Facility, the “Credit Facilities”). Outstanding balances under the Credit Facilities will bear interest at the rates specified in the Second A&R Loan and Security Agreement, which vary based on the type of Credit Facility and certain other conditions. Interest payments on the outstanding balances under any of the Credit Facilities will be due monthly, quarterly or bi-annually depending on the interest period selected by the Company. Principal payments, as specified in the Second A&R Loan and Security Agreement, will be due quarterly on all the Credit Facilities except for the Revolving Facility which is due at maturity.

The Second A&R Loan and Security Agreement contains customary representations and warranties, affirmative and negative covenants, including, among others, (i) a financial covenant with respect to a maximum debt to capitalization ratio of 0.60:1.00 through December 31, 2023, and stepping down to 0.575:1.00 for each quarter until March 31, 2024 and 0.55:1.00 for each quarter until December 31, 2024 and thereafter and (ii) a minimum fixed charge coverage ratio (based on trailing twelve-month EBITDA adjusted for capital expenditures, taxes and certain other items) of 1.10:1.00 measured on a rolling four quarter basis, provided that the minimum capital expenditure amount for purposes of calculating the fixed charge coverage ratio will increase by $175,000 per quarter until it reaches $1.5 million.

While the Company was in compliance with its debt covenants as of December 31, 2022, absent a waiver or an amendment to its loan agreement, the Company, cannot provide assurances that it will remain in compliance in future periods, which would represent an event of default, which if not waived, can result in the potential acceleration of outstanding debt thereunder. The Company is currently engaged in active negotiations with our lender in order to amend the definition of the minimum fixed charge coverage ratio to allow the Company to remain in compliance in subsequent periods. Absent an amendment or waiver, the debt could be called by the lender within the next 12 months. Refer to Note 10– Long-Term and Other Short-Term Obligations, of the Notes to Condensed Consolidated Financial Statements (Part I, Item 1 of this Form 10-Q) for further discussion.

The Company anticipates using any of the proceeds of the credit facilities for working capital and general corporate purposes, purchases of real estate (including vineyards) and equipment and paying down outstanding balances on the credit facilities.

Cash and Cash Equivalents

Our cash and cash equivalents balance was $44.5 million at December 31, 2022 compared with $50.3 million at June 30, 2022, exclusive of restricted cash. At December 31, 2022, our cash and cash equivalents were held in cash depository accounts with major banks.

Cash Flows

The table below presents a summary of our sources and uses of cash:

	Six Months Ended December 31,
(in thousands)	2022	2021	Change
Operating activities	$317	$(5,623)	$5,940
Investing activities	$380	$(73,040)	$73,420
Financing activities	$(6,483)	$36,729	$(43,212)

The cash flows related to held for sale assets have not been segregated and remain included in the major classes of assets.

Cash Flows provided by (used in) Operating Activities

Net cash provided by operating activities increased $5.9 million to $0.3 million for the six months ended December 31, 2022 compared with net cash used in operating activities $5.6 million for the prior-year period. The increase was the result of the $139.1 million in non-cash adjustments offsetting the loss in net income combined with improvements in receivables and payables.

Cash Flows provided by (used in) Investing Activities

Net cash provided by investing activities increased $73.4 million to $0.4 million for the six months ended December 31, 2022, compared with net cash used in investing activities of $73.0 million for the prior-year period. While cash flows from investing activities are utilized primarily to fund acquisitions, capital expenditures for improvements to existing assets and other corporate assets, net cash provided from investing activities for the six months ended December 31, 2022, reflected $8.7 million of proceeds from the sale of land and related vineyards which offset capital expenditures. Cash used in investing activities in the prior-year period included $61.8 million for acquisitions.

Cash Flows provided by (used in) Financing Activities

Net cash used in financing activities was $6.5 million for the six months ended December 31, 2022 and reflected the refinancing of our line of credit and long-term debt and related costs. In the prior-year period, net cash provided by financing activities was $36.7 million.

Contractual Obligations

There have been no material changes to our contractual obligations from what was previously disclosed in our Annual Report on Form 10-K filed with the SEC.

Off-Balance Sheet Arrangements

As of December 31, 2022, the Company had no off-balance sheet arrangements.

Significant Accounting Policies

Our condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of our condensed consolidated financial statements and related disclosures requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and the disclosure of contingent assets and liabilities in our condensed consolidated financial statements. For a description of our critical accounting policies, refer to “Critical Accounting Policies” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K. As a result of adopting ASC 842 effective July 1, 2022, there have been material changes to our lease accounting policies during the six months ended December 31, 2022, that are described in Note 1 to our condensed consolidated financial statements included in Part I, Item I of this Form 10-Q.

Goodwill and Intangible Assets

The aggregate carrying amount of goodwill is $29.7 million as of December 31, 2022. Our intangible assets had an aggregate carrying amount of $47.5 million as of December 31, 2022.

We test our goodwill and indefinite-life intangible assets for impairment annually, or more frequently if events or circumstances indicate it is more likely than not that the fair value of a reporting unit or indefinite-life intangible asset is less than its carrying amount. Such events and circumstances could include a sustained decrease in our market capitalization, increased competition or unexpected loss of market share, increased input costs beyond projections (for example due to regulatory or industry changes), disposals of significant brands or components of our business, unexpected business disruptions (for example due to a natural disaster or loss of a customer, supplier, or other significant business relationship), unexpected significant declines in operating results, or significant adverse changes in the markets in which we operate. We test our reporting units for impairment by comparing the estimated fair value of each reporting unit to its carrying amount. We test indefinite-life intangible assets for impairment by comparing the estimated fair value of each indefinite-life intangible asset to its carrying amount. If the carrying amount of a reporting unit or indefinite-life intangible asset exceeds its estimated fair value, we record an impairment loss based on the difference between fair value and carrying amount, in the case of reporting units, not to exceed the associated carrying amount.

The Company has three operating segments: Wholesale, Direct-to-Consumer, and Business-to-Business. We determined these three operating segments do not have components for which discrete financial information is available. The lowest level at which discrete financial information is available is at the operating segment level. Additionally, the components within each of the operating segments have similar long-term average gross margins; similar products, similar (shared) production processes, similar types of customers and similar (shared) distribution methods. Therefore, we concluded that our reporting units used for purposes of the goodwill impairment analysis are the same as our reporting segments.

Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions, estimates, and market factors. Estimating the fair value of individual reporting units and trademarks requires us to make assumptions and estimates regarding our future plans, as well as industry, economic, and regulatory conditions. These assumptions and estimates include estimated future annual net cash flows, income tax considerations, discount rates, growth rates, royalty rates, contributory asset charges, and other market factors. If current expectations of future growth rates and margins are not met, if market factors outside of our control, such as discount rates, change, or if management’s expectations or plans otherwise change, then one or more of our reporting units or intangible assets might become impaired in the future.

We generally utilize the discounted cash flow method under the income approach and the GPCM under the market approach to estimate the fair value of our reporting units. Some of the more significant assumptions used in estimating the fair values of the individual reporting units under both approaches include the estimated future annual net cash flows for each reporting unit (including net sales, cost of revenue, selling, general and administrative expenses, depreciation and amortization, working capital, and capital expenditures), income tax rates, long-term growth rates, and a discount rate that appropriately reflects the risks inherent in each future cash flow stream. We selected the assumptions used in the financial forecasts using historical data, supplemented by current and anticipated market conditions, estimated growth rates, management’s plans, and guideline companies.

We generally utilize the relief from royalty method under the income approach to estimate the fair value of our indefinite-lived intangible assets associated with trade names and trademarks. Some of the more significant assumptions used in estimating the fair values of the individual reporting units under both approaches include the estimated future annual net sales for each trademark, royalty rates (as a percentage of net sales that would hypothetically be charged by a licensor of the brand to an unrelated licensee), income tax considerations, long-term growth rates, and a discount rate that reflects the level of risk associated with the future cost savings attributable to the indefinite-life intangible asset. We selected the assumptions used in the financial forecasts using historical data, supplemented by current and anticipated market conditions, estimated product category growth rates, management’s plans, and guideline companies.

Assumptions used in impairment testing are made at a point in time and require significant judgment; therefore, they are subject to change based on the facts and circumstances present at each annual and interim impairment test date. Additionally, these assumptions are generally interdependent and do not change in isolation.

Definite-lived intangible assets, which consist primarily of customer and Sommelier relationships, are amortized on a straight-line basis over the estimated periods benefited. We review definite-lived intangible assets for impairment when conditions exist that indicate the carrying amount of the assets may not be recoverable. Such conditions could include significant adverse changes in the business climate, current-period operating or cash flow losses, significant declines in forecasted operations, or a current expectation that an asset group will be disposed of before the end of its useful life. We perform undiscounted operating cash flow analyses to determine if an impairment exists. When testing for impairment of definite-lived intangible assets held for use, we group assets at the asset group level which is lowest level for which cash flows are separately identifiable. Our asset groups are the same as our reporting units. If an impairment is determined to exist, the impairment loss is calculated as the amount by which the carrying amount of the asset group exceeds its fair value.

See Note 6, Goodwill and Intangible Assets, in Item 1, Financial Statements, for details related to our December 31, 2022 impairment testing.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Except as set forth below, there have been no material changes to our quantitative and qualitative disclosures about market risk from what was previously disclosed in our Annual Report on Form 10-K filed with the SEC.

Inflation

Several areas of the business continue to be impacted by inflation. We continually monitor the impact of inflation in an attempt to minimize its effects through pricing strategies and cost reductions. However, if our costs were to become subject to more significant inflationary pressures, we may not be able to fully offset such higher costs, particularly if inflationary pressures continue for a prolonged period. These matters could harm our business, results of operations or financial condition.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as a result of material weaknesses in our internal control over financial reporting and discussed below, our disclosure controls and procedures were not effective as of December 31, 2022. Management's conclusion was based on discoveries and observations made during the fiscal 2022 audit and the subsequent close cycle for our fiscal quarter ended December 31, 2022.

Material Weakness in Internal Control Over Financial Reporting

The Company's material weakness first identified during the audit of our fiscal 2021 consolidated financial statements, as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2022, related to business processes and controls to perform reconciliations of certain account balances on a regular basis, has not been fully remediated, and has been expanded to include processes and controls not consistently performed over travel and expense reimbursement. The Company also identified a material weakness during our fiscal quarter ending December 31, 2022 related to timely processes and controls as they relate to performing and concluding impairment and other judgmental assessments related to certain contingencies.

As a result of the aforementioned items, our internal control over financial reporting was not effective as of December 31, 2022.

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

During fiscal 2022, we also conducted an assessment of staffing needs. Since this assessment, we have hired a Director of Inventory and Costing, a Controller and additional permanent and temporary finance team members, each with relevant wine industry and accounting process experience. Additionally, on March 7, 2022, the Company appointed Kristina L. Johnston as Chief Financial Officer of the Company. The Company believes Ms. Johnston's experience with public company internal controls and accounting processes, as well as her significant leadership experience will further enhance our internal control environment.

In fiscal 2023, the Company began performing comprehensive process walkthroughs and has started designing and implementing additional controls and procedures designed to mitigate the risk of material misstatement. These controls and procedures include the standardization of our monthly close checklists to facilitate timeliness of activities performed, the formalization of account reconciliation templates, the determination of the appropriate level of review for each account based on an assessment of risk and complexity, and the performance of additional account reconciliation training for relevant staff. In the course of our financial close process for the quarter ended December 31, 2022, we expanded our material weakness in our internal control over financial reporting. The material weakness includes inconsistent performance of review and documentation controls related to travel and expense reimbursement. In addition, the Company immediately eliminated manual travel and expense reimbursements, communicated Company requirements around documentation required, including approval and provided additional training. The Company intends on an ongoing basis to assess its staffing needs in order to implement processes to ensure the completeness and the timely preparation and review of all balance sheet accounts and the establishment of defined segregation of duties between preparation and review, including review of travel and expense reimbursements.

Control Activity – The Company did not have processes and controls to timely perform and conclude on an impairment assessment and other judgmental assessments related to certian contingencies.

In the course of our financial close process for the quarter ended December 31, 2022, we identified a material weakness in our internal control over financial reporting. The material weakness pertains to the lack of controls to timely perform and conclude on an impairment assessment. In fiscal 2023 the Company has developed and has begun implementing a framework for assessing both qualitative and quantitative financial reporting risk including impairment and other judgmental accounts related to certain contingencies.

The Company acknowledges it will take time and resources to fully integrate the controls and processes described above and confirm them to be effective and sustainable. As the Company continues to refine and improve our financial reporting process, additional controls and procedures may also be required over time.

Changes in Internal Control over Financial Reporting

Other than changes intended to remediate the material weakness noted above, there have been no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II—Other Information

Item 1. Legal Proceedings

On November 14, 2022, a purported securities class action lawsuit was filed in the U.S. District Court for the District of Nevada against the Company and certain current and former members of its management team. The lawsuit is captioned Ezzes v. Vintage Wine Estates, Inc., et al. (“Ezzes“), and alleges that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder, by making material misstatements or omissions in certain of the Company's periodic reports filed with the SEC relating to, among other things, the Company’s business, operations, and prospects, including with respect to the Company’s inventory metrics and overhead burden. The lawsuit seeks an unspecified amount of damages and an award of attorney’s fees, in addition to other relief. On November 28, 2022, a second purported securities class action lawsuit, captioned Salbenblatt v. Vintage Wine Estates, Inc., et al. (“Salbenblatt”), was filed in the same court, containing similar claims and allegations, and seeking similar relief, as the Ezzes lawsuit. On February 14, 2023, the Court consolidated both actions and appointed the lead plaintiffs. The Salbenblatt action was transferred to and consolidated with the Ezzes action. On May 1, 2023, the lead plaintiffs filed a consolidated amended class action complaint (“amended complaint”). The defendants’ response to the amended complaint is due June 30, 2023. The Company believes this litigation is without merit and intends to defend against them vigorously. However, litigation is inherently uncertain, and the Company is unable to predict the outcome of this litigation and is unable to estimate the range of loss, if any, that could result from an unfavorable outcome. The Company also cannot provide any assurance that the ultimate resolution of this litigation will not have a material adverse effect on our reputation, business, prospects, results of operations or financial condition.

From time to time, the Company may become subject to other legal proceedings, claims and litigation arising in the ordinary course of business. In addition, the Company may receive letters alleging infringement of patent or other intellectual property rights. The Company is not currently a party to any other material legal proceedings, nor is it aware of any pending or threatened litigation that, in the Company’s opinion, would have a material adverse effect on the business, operating results, cash flows or financial condition should such litigation be resolved unfavorably.

Item 1A. Risk Factors

Important risk factors that could affect our operations and financial performance, or that could cause results or events to differ from current expectations, are described in "Part I, Item 1A — Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended June 30, 2022, as supplemented by the information set forth below.

We may fail to maintain compliance with certain financial debt covenants of our Second A&R Loan and Security Agreement within the next twelve months, which would constitute an event of default, which if not waived, could result in the potential acceleration of outstanding debt thereunder. The failure to amend the agreement, or otherwise obtain a waiver, may lead to an event of default under our credit facilities and an acceleration of the outstanding debt thereunder, which would have a material adverse effect on our financial condition and which gives rise to substantial doubt about our ability to continue as a going concern.

While the Company was in compliance with its debt covenants as of December 31, 2022, absent a waiver or an amendment to its loan agreement, the Company cannot provide assurances that we will meet certain financial debt covenants in the next 12 months, as required per our Second A&R Loan and Security Agreement (defined in Note 10), which would constitute an event of default, which if not waived, can result in the potential acceleration of outstanding debt thereunder. If an event of default occurs under the Second A&R Loan and Security Agreement and the lender accelerates the maturity of the debt thereunder, the Company may not have sufficient cash to repay the outstanding debt.

In response to these conditions, management has begun to actively engage in conversations with the lender of the Second A&R Loan and Security Agreement regarding amendments and waivers to the related financial covenants, however, whether an amendment or waiver is obtained is not within the Company's control, and therefore cannot be deemed probable.

During the third fiscal quarter of 2023 which ended March 31, 2023, the Company implemented several cost reduction and revenue enhancing initiatives to improve its financial results and cash flow from operations. This included reducing our workforce by approximately 4%. In addition, we have strategically raised prices across the Direct-to-Consumer segment, increased certain shipping fees and restructured customer contracts to reduce freight costs. These efforts are expected to have an annualized benefit of $10 million to operating income exclusive of the $2 million in costs we incurred during the three months ending March 31, 2023 to affect the changes.

Furthermore, we are contemplating developing a comprehensive business development and restructuring plan including the evaluation of several options for further cost reductions. We expect we can improve operating results through customer contract renegotiations, simplification of the business, focusing resources on key brands and an elimination of less profitable SKUs (stock keeping unit). As part of the process, we are also evaluating further asset monetization opportunities to generate cash to reduce debt.

There can be no assurances that the Company will be able to successfully implement these strategies, or if successfully implemented, that we will see the expected benefits from such strategies. Additionally, there can be no assurances that any benefits from cost reduction strategies will enable the Company to remain in compliance with its financial covenants or provide the Company with sufficient cash to pay the outstanding debt on the Second A&R Loan and Security Agreement if accelerated by the lender. If the lender demands payment upon acceleration of the outstanding debt on the Second A&R Loan and Security Agreement, the Company may not be able to repay the outstanding debt and may need to seek bankruptcy protection.

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

We are a party to an ongoing legal proceeding and, while we cannot predict the outcome of the proceedings and other contingencies with certainty, if we settle the claims or the proceedings are not decided in our favor, our business and financial condition could be materially adversely affected.

We have been, and may in the future be, subject to various legal and regulatory proceedings, including class action litigation. It is inherently difficult to assess the outcome of these matters, and there can be no assurance that we will prevail in any proceeding or litigation. Legal and regulatory matters of any degree of significance could result in substantial cost and diversion of our efforts, which by itself could have a material adverse effect on our financial condition and operating results.

As disclosed in Part II, Item 1, “Legal Proceedings,” in this Form 10-Q, purported securities class action lawsuits have been filed against the Company and certain current and former members of its management team, alleging that the defendants made material misstatements or omissions in certain of the Company's periodic reports filed with the SEC relating to, among other things, the Company’s business, operations, and prospects, including with respect to the Company’s inventory metrics and overhead burden. The lawsuits seek an unspecified amount of damages and an award of attorney’s fees, in addition to other relief. Failure to obtain a favorable resolution of the lawsuits could have a material adverse effect on our business, results of operations and financial condition. Currently, the amount of such material adverse effect cannot be reasonably estimated. In addition, the costs associated with defending and resolving the lawsuits and ultimate outcome cannot be predicted. These matters are subject to inherent uncertainties and the actual cost will depend upon many unknown factors and management’s view of these factors may change in the future. Defending against these and any future lawsuits and legal proceedings, regardless of their merit, may involve significant expense, be disruptive to our business operations and divert our management’s attention and resources. Negative publicity surrounding the legal proceedings may also harm our reputation, our stock price, and adversely impact our business and financial condition.

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

3.2

Bylaws of Vintage Wine Estates, Inc., a Nevada corporation (incorporated by reference to Annex C to the Prospectus forming part of the Company's Registration Statement on Form S-4/A (Registration No. 333-254260), filed with the SEC on May 3, 2021)

10.1

Amendment Number Three, dated as of November 8, 2022, to Amended and Restated Loan and Security Agreement dated as of April 13, 2021, by and among Vintage Wine Estates, Inc. (“Borrower Agent”), each Subsidiary of Borrower Agent party to this Amendment, the financial institutions party to this Amendment (collectively, “Lenders”), and Bank of the West, as administrative agent and collateral agent for the Lenders.*

10.2

Second Amended and Restated Loan and Security Agreement, dated as of December 13, 2022, by and among Vintage Wine Estates, Inc., certain subsidiaries of Vintage Wine Estates, Inc. party thereto from time to time, certain financial institutions party thereto from time to time, and Bank of the West, as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed with the SEC on December 19, 2022).†

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

*	Filed herewith.
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