Form 10-Q
period 2023-03-31
Vintage Wine Estates, Inc.
filed 2023-05-10
CIK 1834045

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

Part I—Financial Information

Item 1. Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	March 31, 2023	June 30, 2022
	(Unaudited)
Assets
Current assets:
Cash	$31,966	$45,492
Restricted cash	-	4,800
Accounts receivable, net	41,381	38,192
Other receivables	721	3,866
Inventories	199,268	192,102
Assets held for sale, net	547	-
Current interest rate swap asset	3,920	2,877
Prepaid expenses and other current assets	23,519	13,394
Total current assets	301,322	300,723
Property, plant, and equipment, net	219,680	236,100
Operating lease right-of-use assets	32,971	-
Finance lease right-of-use-assets	624	-
Goodwill	29,666	154,951
Intangible assets, net	45,438	64,377
Interest rate swap asset	3,619	6,280
Other assets	4,701	3,464
Total assets	$638,021	$765,895
Liabilities, redeemable noncontrolling interest, and stockholders' equity
Current liabilities:
Line of credit	$114,429	$144,215
Accounts payable	28,785	13,947
Accrued liabilities and other payables	34,325	24,204
Current operating lease liabilities	6,357	-
Current finance lease liabilities	286	-
Current maturities of long-term debt	191,580	14,909
Total current liabilities	375,762	197,275
Other long-term liabilities	1,693	6,491
Long-term debt, less current maturities	-	169,095
Long-term operating lease liabilities	27,695	-
Long-term finance lease liabilities	344	-
Deferred tax liability	5,698	29,979
Deferred gain	10,116	10,666
Total liabilities	421,308	413,506
Commitments and contingencies (Note 13)
Redeemable noncontrolling interest	262	1,663
Stockholders' equity:
Preferred stock, no par value, 2,000,000 shares authorized, and none issued and outstanding at March 31, 2022 and June 30, 2022.	-	-
Common stock, no par value, 200,000,000 shares authorized, 62,161,553 issued and 59,289,659 outstanding at March 31, 2023 and 61,691,054 issued and 58,819,160 outstanding at June 30, 2022.	-	-
Additional paid-in capital	383,720	377,897
Treasury stock, at cost: 2,871,894 shares held at March 31, 2023 and June 30, 2022.	(26,034)	(26,034)
Accumulated Deficit	(140,601)	(571)
Total Vintage Wine Estates, Inc. stockholders' equity	217,085	351,292
Noncontrolling interests	(634)	(566)
Total stockholders' equity	216,451	350,726
Total liabilities, redeemable noncontrolling interest, and stockholders' equity	$638,021	$765,895

See notes to unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022
Net revenue
Wine, spirits and cider	$41,443	$50,859	$146,160	$157,292
Nonwine	28,035	28,074	78,540	60,939
	69,478	78,933	224,700	218,231
Cost of revenue
Wine, spirits and cider	37,829	38,764	108,499	98,428
Nonwine	15,303	12,152	46,524	29,886
	53,132	50,916	155,023	128,314
Gross profit	16,346	28,017	69,677	89,917
Selling, general, and administrative expenses	25,526	24,952	92,458	66,724
Amortization expense	1,813	2,083	5,429	3,938
Goodwill impairment losses	-	-	125,285	-
Intangible impairment losses	-	-	13,823	-
Gain on remeasurement of contingent liability	-	-	(2,648)	-
Gain on litigation proceeds	(884)	-	(1,414)	-
Loss (gain) on sale leaseback	(333)	(333)	(550)	(1,000)
Loss (gain) on sale of property, plant, and equipment	(5,977)	431	(5,625)	507
(Loss) income from operations	(3,799)	884	(157,081)	19,748
Other income (expense)
Interest expense	(4,291)	(3,729)	(13,322)	(10,825)
Net (loss) gain on interest rate swap agreements	(3,596)	4,553	4,892	8,582
Loss on extinguishment of debt	-	-	(479)	-
Other, net	(161)	1,957	326	1,945
Total other income (expense), net	(8,048)	2,781	(8,583)	(298)
(Loss) Income before provision for income taxes	(11,847)	3,665	(165,664)	19,450
Income tax (benefit) provision	(1,673)	958	(24,231)	5,412
Net (loss) income	(10,174)	2,707	(141,433)	14,038
Net loss attributable to the noncontrolling interests	(14)	(73)	(1,403)	(138)
Net (loss) income attributable to common stockholders	$(10,160)	$2,780	$(140,030)	$14,176

Net earnings per share allocable to common stockholders
Basic	$(0.17)	$0.05	$(2.37)	$0.23
Diluted	$(0.17)	$0.05	$(2.37)	$0.23
Weighted average shares used in the calculation of earnings per share allocable to common stockholders
Basic	59,289,659	61,410,403	59,014,915	60,773,258
Diluted	59,289,659	61,410,403	59,014,915	60,773,258

See notes to unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(in thousands, except share amounts)

	Redeemable Non-Controlling Interest Amount	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Non-Controlling Interests	Total Stockholders' Equity
		Shares	Amount	Shares	Amount
Balance, June 30, 2022	$1,663	61,691,054	$-	2,871,894	$(26,034)	$377,897	$(571)	$(566)	$350,726
Stock-based compensation expense	-	-	-	-	-	4,651	-	-	4,651
Repurchase of public warrants	-	-	-	-	-	(172)	-	-	(172)
Shareholder distribution	(66)	-	-	-	-	-	-	-	-
Net income (loss)	(315)	-	-	-	-	-	(293)	(28)	(321)
Balance, September 30, 2022	$1,282	61,691,054	$-	2,871,894	$(26,034)	$382,376	$(864)	$(594)	$354,884
Stock-based compensation expense	-	-	-	-	-	4,328	-	-	4,328
Vesting of restricted stock	-	755,880	-	-	-	-	-	-	-
Taxes paid related to net share settlement of equity awards	-	(285,381)	-	-	-	(976)	-	-	(976)
Net income (loss)	(1,022)						(129,577)	(24)	(129,601)
Balance, December 31, 2022	$260	62,161,553	$-	2,871,894	$(26,034)	$385,728	$(130,441)	$(618)	$228,635
Stock-based compensation expense	-	-		-	-	(2,008)	-	-	(2,008)
Net income (loss)	2	-		-	-	-	(10,160)	(16)	(10,176)
Balance, March 31, 2023	$262	62,161,553	$-	2,871,894	$(26,034)	$383,720	$(140,601)	$(634)	$216,451

	Redeemable Non-Controlling Interest Amount	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Non-Controlling Interests	Total Stockholders' Equity
		Shares	Amount	Shares	Amount
Balance, June 30, 2021	$1,682	60,461,611	$-	-	$-	$360,732	$-	$(477)	$360,255
Net income (loss)	3	-	-	-	-	-	2,804	(28)	2,776
Balance, September 30, 2021	$1,685	60,461,611	$-	-	$-	$360,732	$2,804	$(505)	$363,031
Net income (loss)	5	-	-	-	-	-	8,592	(45)	8,547
Balance, December 31, 2021	$1,690	60,461,611	$-	-	$-	$360,732	$11,396	$(550)	$371,578
Stock-based compensation						1,943			1,943
Issuance of common stock in business combination		1,229,443				10,521			10,521
Repurchase of common stock				313,539	$(2,833)				(2,833)
Net income (loss)	$(6)						2,780	(68)	2,713
Balance, March 31, 2022	$1,684	61,691,054	$-	313,539	$(2,833)	$373,196	$14,176	$(618)	$383,922

See notes to unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended March 31,
	2023	2022
Cash flows from operating activities
Net (loss) income	$(141,433)	$14,038
Adjustments to reconcile net (loss) income to net cash from operating activities:
Depreciation	11,409	14,095
Amortization expense	6,196	4,234
Goodwill and intangible asset impairment losses	139,108	-
Remeasurement of contingent consideration liabilities	(2,648)	-
Stock-based compensation expense	6,971	1,943
Provision for doubtful accounts	677	45
Net gain on interest rate swap agreements	(4,892)	(8,582)
(Benefit) provision for deferred income tax	(24,281)	888
(Gain) Loss on disposition of assets	(5,625)	508
Deferred gain on sale leaseback	(550)	(1,000)
Loss on extinguishment of debt	479	-
Deferred rent	(2,079)	285
Change in operating assets and liabilities (net of effect of business combinations):
Accounts receivable	(3,866)	(21,261)
Other receivables	3,145	376
Inventories	(5,466)	4,244
Prepaid expenses and other current assets	(10,125)	(2,457)
Other assets	602	(6,215)
Accounts payable	10,511	(8,106)
Accrued liabilities and other payables	16,934	2,836
Net change in lease assets and liabilities	1,087	-
Net cash used in operating activities	(3,846)	(4,128)
Cash flows from investing activities
Proceeds from disposition of assets	19,707	105
Purchases of property, plant, and equipment	(11,318)	(15,723)
Acquisition of businesses	-	(74,268)
Net cash provided by (used in) investing activities	8,389	(89,886)
Cash flows from financing activities
Repurchase of common stock	-	(2,833)
Principal payments on line of credit	(136,358)	(67,210)
Proceeds from line of credit	111,863	126,591
Financing costs incurred from line of credit	(1,975)	-
Outstanding checks in excess of cash	4,327	2,900
Principal payments on debt	(73,195)	(13,178)
Proceeds from debt	74,640	-
Loan fees	(377)	-
Principal payments on finance leases	(205)	-
Distributions to noncontrolling interest	(66)	-
Repurchase of public warrants	(172)	-
Payments of minimum tax withholdings on stock-based payment awards	(976)	-
Payments on acquisition payable	(375)	(226)
Net cash (used in) provided by financing activities	(22,869)	46,044
Net change in cash and restricted cash	(18,326)	(47,970)
Cash and restricted cash, beginning of period	50,292	123,679
Cash and restricted cash, end of period	$31,966	$75,709
Supplemental cash flow information
Cash paid during the period for:
Interest	$10,802	$9,508
Income taxes	$-	$22
Noncash investing and financing activities:
Contingent consideration in a business combination	$-	$8,460
Issuance of common stock in a business combination	$-	$10,521
Operating lease assets obtained in exchange for operating lease liabilities	$37,759	$-
Finance lease assets obtained in exchange for finance lease obligations	$759	$-
Accrued interest on term loan and line-of credit refinanced to principal	$1,726	$-
Line of credit refinanced as term debt	$9,646	$-
Term debt refinanced from a line of credit	$3,823	$-
Financing costs deducted from long-term debt proceeds	$474	$-
Financing costs deducted from line of credit proceeds	$532	$-
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

References to the "Company", "we," "our," "us," and similar pronouns in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 (this "Form 10-Q") refer to Vintage Wine Estates, Inc., a Nevada corporation, and its majority owned subsidiaries or controlled subsidiaries unless the context requires otherwise.

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

On May 9, 2023, the Company entered into an amendment to its Second A&R Loan and Security Agreement (defined in Note 10) that adjusted the definition of certain financial covenants for the quarter ended March 31, 2023. Due to the amendment, the Company was in compliance with its debt covenants as of March 31, 2023. The Company currently forecasts that it will not meet certain financial debt covenants as required per our Second A&R Loan and Security Agreement (defined in Note 10) beginning with the quarter ended June 30, 2023, which would constitute an event of default, which if not waived, can result in the potential acceleration of the Company’s outstanding debt under the Second A&R Loan and Security Agreement. If an event of default occurs under the Second A&R Loan and Security Agreement and the lender accelerates the maturity of the debt thereunder, the Company may not have sufficient cash to repay the outstanding debt.

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

Significant Accounting Policies

A description of the Company’s significant accounting policies is included in the audited financial statements within its Annual Report on Form 10-K for the fiscal year ended June 30, 2022. Except as noted below, there have been no material changes in the Company’s significant accounting policies during the nine months ended March 31, 2023.

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

Reclassifications

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations. Specifically, we reclassified $1.8 million of restricted cash from restricted cash to cash and cash equivalents and reclassified $2.1 million and $3.9 million of amortization expense from selling, general and administrative expenses to amortization expense for the three and nine months ended March 31, 2023, respectively.

Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheet that sums to the total of the same such amounts as shown in the condensed consolidated statement of cash flows:

(in thousands)	March 31, 2023	June 30, 2022
Cash and cash equivalents	$31,966	$45,492
Restricted cash	-	4,800
Total cash, cash equivalents and restricted cash as shown in the consolidated statement of cash flows	$31,966	$50,292

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

The provision for doubtful accounts for the periods ended March 31, 2023 and June 30, 2022, was $0.8 million and $0.1 million, respectively. We do not accrue interest on past-due amounts. Bad debt expense was insignificant for all reporting periods presented.

Other receivables include insurance related receivables, income tax receivable and other miscellaneous receivables.

Disaggregation of Revenue

The following table summarizes revenue by geographic region:

	Three Months Ended March 31,		Nine Months Ended March 31,
(in thousands)	2023	2022	2023	2022
Geographic regions:
United States	$69,114	$77,586	$223,036	$213,713
International	364	1,347	1,664	4,518
Total net revenue	$69,478	$78,933	$224,700	$218,231

The following table provides a disaggregation of revenue based on the pattern of revenue recognition:

	Three Months Ended March 31,		Nine Months Ended March 31,
(in thousands)	2023	2022	2023	2022
Point in time	$58,005	$65,170	$190,949	$180,116
Over a period of time	11,473	13,763	33,751	38,115
Total net revenue	$69,478	$78,933	$224,700	$218,231

Concentrations of Risk

Financial instruments that potentially expose us to significant concentrations of credit risk consist primarily of cash and trade accounts receivable. We maintain the majority of our cash balances at multiple financial institutions that management believes are of high-credit quality and financially stable. At times, we have cash deposited with major financial institutions in excess of the Federal Deposit Insurance Corporation ("FDIC") insurance limits. At March 31, 2023 and June 30, 2022, we had $30.3 million and $49.0 million respectively, in major financial institutions in excess of FDIC insurance limits. We sell the majority of our wine through U.S. distributors and the Direct-to-Consumer channel. Receivables arising from these sales are not collateralized. We attempt to limit our credit risk by performing ongoing credit evaluations of our customers and maintaining adequate allowances for potential credit losses.

The following table summarizes customer concentration of:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022
Revenue as a percent of total revenue
Customer A	21.6%	15.6%	19.5%	18.3%
Customer B	*	*	*	10.0%
Customer C	*	*	*	10.1%
Customer D	*	*	*	*

The following table summarizes customer concentration of:

	March 31, 2023	June 30, 2022
Receivables as a percent of total receivables
Customer A	39.7%	26.0%
Customer B	*	*
Customer C	*	*
Customer D	20.9%	*

* Customer revenue or receivables did not exceed 10% in the respective periods.

Revenue for sales from Customer A, Customer B, Customer D are included within the Wholesale and Business-to-Business reporting segments and Customer C is included within the Business-to-Business reporting segment.

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

Casualty Gains

We suffered smoke-tainted inventory damage resulting from the October 2017 Napa and Sonoma County wildfires. We filed an insurance claim for this damage, which was settled in fiscal 2021 for approximately $3.8 million, net of legal costs. In fiscal 2022, we received an additional $2.7 million, net of legal costs, related to wildfire claims. During the nine months ended March 31, 2023, we received an additional $1.4 million. The gain of litigation proceeds consists of payments we received from our insurer.

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

Recently Adopted Accounting Pronouncements

In December 2022, the Financial Accounting Standards Board ("FASB") issued ASU 2022-06: Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, which defers the sunset date of ASU 2020-04: Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting from March 31, 2023 to December 31, 2024. ASU 2020-04 provides optional expedients and exceptions to applying the guidance on contract modifications, hedge accounting, and other transactions, to simplify the accounting for transitioning from the London Interbank Offered Rate, and other interbank offered rates expected to be discontinued, to alternative reference rates. After December 31, 2024, entities will no longer be permitted to apply the relief in Topic 848. The Company determined that adoption of this ASU will not have a material impact on our consolidated financial statements.

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

3. Inventory

Inventory consists of the following:

(in thousands)	March 31, 2023	June 30, 2022
Bulk wine, spirits and cider	$99,718	$89,038
Bottled wine, spirits and cider	78,650	85,905
Bottling and packaging supplies	19,448	16,328
Nonwine inventory	1,452	831
Total inventories	$199,268	$192,102

For the three and nine months ended March 31, 2023 and 2022, the Company did not recognize any impairment of inventory.

During the three months ended March 31, 2023, the Company recorded an inventory writedown of $10.1 million to mark down $6.8 million related to bulk wine, $3.1 million related to finished goods, and $0.2 million related to dry goods to the lower of cost or market following the Company's decision to discontinue certain product lines, reduce SKUs and help improve warehouse efficiencies.

For the nine months ended March 31, 2023 and fiscal year ended June 30, 2022, the Company's inventory balances are presented net of inventory reserves of $6.8 million and $5.1 million, respectively, for bulk wine, spirits and cider inventory, $4.5 million and $1.8 million, respectively, for bottled wine, spirits and cider inventory and $0.4 million and $0.4 million, respectively, for bottling and packaging supplies inventory.

4. Assets Held for Sale

During the period ended March 31, 2023, the Company had one asset group held for sale. The asset group relates to land and assumption of a land lease related to the Tamarack Cellars production facility. The Company intends to complete the sales of the assets within twelve months.

The carrying amounts of assets held for sale consists of the following:

(in thousands)	March 31, 2023
Tamarack Cellars property, plant and equipment held for sale	$1,168
Less accumulated depreciation and amortization	(622)
Total assets held for sale	$547

The cash flows related to held for sale assets have not been segregated, and remain included in the major classes of assets.

There were no assets classified as held for sale as of June 30, 2022.

During the three months ended March 31, 2023, the Company sold the Tenma Vineyard, which was held for sale as of December 31, 2022, for a sale price of $11 million. We recognized a gain on the sale of $6.1 million. This gain was recorded within loss (gain) on sale of property, plant and equipment on the accompanying condensed consolidated statement of operations and comprehensive income.

On March 31, 2023, the Company sold certain Tamarack Cellars assets held for sale for a total selling price of $0.1 million.

5. Property, Plant and Equipment

Property, plant and equipment consists of the following:

(in thousands)	March 31, 2023	June 30, 2022
Buildings and improvements	$146,581	$141,324
Land	26,079	36,215
Machinery and equipment	80,894	76,916
Cooperage	9,644	13,015
Vineyards	16,034	21,177
Furniture and fixtures	1,767	1,754
	280,999	290,401
Less accumulated depreciation and amortization	(76,893)	(71,697)
	204,106	218,704
Construction in progress	15,574	17,396
	$219,680	$236,100

Depreciation and amortization expense related to property and equipment was $4.1 million and $6.0 million for the three months ended March 31, 2023 and 2022, respectively, and $11.4 million and $14.1 million for the nine months ended March 31, 2023 and 2022, respectively.

6. Goodwill and Intangible Assets

Goodwill

The following is a rollforward of the Company's goodwill by segment:

(in thousands)	Wholesale	Direct-to-Consumer	Business-to-Business	Total

Balance at June 30, 2022	$116,304	$29,666	$8,981	$154,951
Goodwill Impairment	$(116,304)	$-	$(8,981)	$(125,285)
Balance at March 31, 2023	$-	$29,666	$-	$29,666

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

Intangible Assets

The following tables summarize other intangible assets by class:

	March 31, 2023
(in thousands)	Gross Intangible	Accumulated Amortization	Impairment Losses	Net Intangible	Weighted Average Remaining Amortization Period (in years)
Indefinite-life intangibles
Trade names and trademarks	$30,203	$-	$(13,823)	$16,380	N/A
Winery use permits	6,750	-	-	6,750	N/A
Total Indefinite-life intangibles	36,953	-	(13,823)	23,130

Definite-life intangibles
Customer and Sommelier relationships	30,700	(9,727)	-	20,973	3.8
Trade names and trademarks	1,900	(565)	-	1,335	3.2
Total definite-life intangibles	32,600	(10,292)	-	22,308
Total other intangible assets	$69,553	$(10,292)	$(13,823)	$45,438

	June 30, 2022
(in thousands)	Gross Intangible	Accumulated Amortization	Net Intangible	Weighted Average Remaining Amortization Period (in years)
Indefinite-life intangibles
Trade names and trademarks	$30,203	$-	$30,203	N/A
Winery use permits	6,750	-	6,750	N/A
Total Indefinite-life intangibles	36,953	-	36,953

Definite-life intangibles
Customer and Sommelier relationships	30,700	(4,922)	25,778	4.4
Trade names and trademarks	1,900	(254)	1,646	3.5
Total definite-life intangibles	32,600	(5,176)	27,424
Total other intangible assets	$69,553	$(5,176)	$64,377

Our indefinite-lived intangible asset balance consists of trade names, trademarks and winery use permits, which had and aggregate carrying amount of $23.1 million as of March 31, 2023. We test our trade names, trademarks, and winery use permits for impairment annually, or more frequently if events or circumstances indicate it is more likely than not that the fair value of a trade name, trademark or winery use permit is less than its carrying amount. As noted above in the goodwill section, there were events and circumstances which occurred during the second quarter ending December 31, 2022 that indicated that it was more likely than not that the fair values of certain of our trademarks may be below their carrying amounts. As such, we performed a quantitative impairment test on our indefinite-lived intangibles.

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

Amortization expense of definite-life intangibles was $1.7 million and $1.7 million for the three months ended March 31, 2023 and 2022, respectively, and $5.1 million and $3.3 million for the nine months ended March 31, 2023 and 2022, respectively.

As of March 31, 2023, estimated future amortization expense for definite-lived assets is as follows:

(in thousands)
2023 remaining	$1,705
2024	6,811
2025	5,291
2026	4,527
Thereafter	3,974
Total estimated amortization expense	$22,308

7. Accrued Liabilities

The major classes of accrued liabilities are summarized as follows:

(in thousands)	March 31, 2023	June 30, 2022
Accrued purchases	$12,499	$7,478
Accrued employee compensation	7,703	5,886
Other accrued expenses	5,247	7,115
Non related party accrued interest expense	623	429
Contingent consideration	3,979	2,204
Unearned Income	1,975	(949)
Captive insurance liabilities	2,299	2,041
Total Accrued liabilities and other payables	$34,325	$24,204

8. Fair Value Measurements

The following tables present assets and liabilities measured at fair value on a recurring basis:

	March 31, 2023
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$9,805	$-	$-	$9,805
Interest rate swaps (1)	-	7,539	-	7,539
Total	$9,805	$7,539	$-	$17,344

Liabilities:
Contingent consideration liabilities (2)	$-	$-	$5,492	$5,492
Total	$-	$-	$5,492	$5,492

	June 30, 2022
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$36,616	$-	$-	$36,616
Interest rate swaps (1)	-	9,157	-	9,157
Total	$36,616	$9,157	$-	$45,773

Liabilities:
Contingent consideration liabilities (2)	$-	$-	$8,515	$8,515
Total	$-	$-	$8,515	$8,515

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

On March 13, 2023, the Company entered into a termination agreement to terminate two interest rate swap agreements with notional amounts of $50,000,000 and $75,000,000. As part of the termination, the Company realized a gain of $6.3 million that is included in net (loss) gain on interest rate swap agreements in the condensed consolidated statement of operations and comprehensive income (loss). The remaining balance included in this account represents the net unrealized gain (loss) on interest rate swaps.

The following table provides a reconciliation of liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

(in thousands)	Contingent Consideration
Balance at June 30, 2022	$8,515
Acquisitions	-
Payments	(375)
Change in fair value	(2,648)
Balance at March 31, 2023	5,492
Less: current portion	(3,979)
Long term portion	$1,513

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

Beginning fiscal 2022, we no longer had related party lease agreements.

The following table summarizes the components of lease expense:

	Three Months Ended	Nine Months Ended
(in thousands)	March 31, 2023	March 31, 2023
Operating lease expense	$1,807	$5,365

Finance lease expense
Amortization of right-of-use assets	66	205
Interest on lease liabilities	8	25
Total finance lease expense	74	230
Variable lease expense	200	677
Short-term lease expense	28	98
Total lease expense	$2,110	$6,370

The following table summarizes supplemental balance sheet items related to leases:

(in thousands)	March 31, 2023
Operating Leases
Operating lease right-of-use assets	$32,971

Current portion of operating lease liabilities	6,357
Long-term operating lease liabilities	27,695
Total operating lease liabilities	34,052

Finance Leases
Finance lease right-of-use assets	624

Current portion of finance lease liabilities	286
Long-term finance lease liabilities	344
Total finance lease liabilities	$630

The following table summarizes the weighted-average remaining lease term and discount rate:

Weighted-average remaining lease term (in years)
Operating leases	6.2
Finance leases	2.5

Weighted-average discount rate
Operating leases	5.0%
Finance leases	5.0%

The minimum annual payments under our lease agreements as of March 31, 2023 are as follows:

(in thousands)	Operating Leases	Finance Leases
Remaining fiscal 2023	$1,326	$78
2024	6,943	309
2025	6,538	180
2026	6,512	96
2027	6,158	6
2028 and thereafter	12,122	-
Total lease payments	39,599	669
Less imputed interest	(5,547)	(39)
Present value of lease liabilities	34,052	630
Current portion of lease liabilities	(6,357)	(286)
Total long term lease liabilities	$27,695	$344

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

On March 31, 2023, the Company entered into a lease agreement with a third-party to lease a building beginning on April 1, 2023 for an initial term of 4 years at a monthly rate of $7,500 for the first year to be increased by 3% each year. Concurrently with the lease, the Company sold certain equipment held at the leased premises for total consideration of $109 thousand.

10. Long-Term and Other Short-Term Obligations

The following table summarizes long-term and other short-term obligations:

(in thousands)	March 31, 2023	June 30, 2022
Note to a bank with interest at LIBOR (1.76%) at September 30, 2022 plus 1.75%; payable in quarterly installments of $1,180 principal with applicable interest; secured by specific assets of the Company. Extinguished and refinanced in December 2022.	-	76,792

Note to a bank with one month interest at SOFR (4.87%) at March 31, 2023 plus 2.35%; payable in quarterly installments of $1,454 principal with applicable interest; matures in December 2027; secured by specific assets of the Company.	143,986	-

Capital expenditures borrowings payable at LIBOR (0.50%) at September 30, 2022 plus 1.75%, payable in quarterly installments of $1,077 at September 30, 2022. Extinguished and refinanced in December 2022.	-	40,776

Capital expenditures borrowings payable at SOFR (4.87%) at March 31, 2023 plus 2.35%, payable in quarterly installments of $801 with draw expiring June 2027.	13,564	-

Equipment Term Loan payable at SOFR (4.87%) at March 31, 2023 plus 2.35%, payable in quarterly installments of $250 with draw expiring December 2026.	3,682	-

Note to a bank with interest fixed at 3.6%, payable in monthly installments of $60 principal with applicable interest; matures in April 2023.	60	593

Note to a bank with interest fixed at 2.75%, payable in monthly installments of $61 principal with applicable interest; matures in March 2024.	719	1,246

Note to a bank with interest fixed at 7.50%, payable in monthly installments of $61 principal with applicable interest; matures in April 2026.	1,972	-

Delayed Draw Term Loan ("DDTL") with interest at LIBOR (2.32%) at September 2022 plus 1.75%, payable in quarterly installments of $1,260 starting March 2022. Extinguished and refinanced in December 2022.	-	65,882

Delayed Draw Term Loan ("DDTL") with interest at SOFR (4.87%) at March 31, 2023 plus 2.35%, payable in quarterly installments of $818. Matures in December 2027.	29,000	-

Note to a bank with interest fixed at 11.84%, payable in monthly installments of $1 principal with applicable interest; matures in April 2029.	49	-
	193,032	185,289
Less current maturities	(191,580)	(14,909)
Less unamortized deferred financing costs	(1,452)	(1,285)
	$-	$169,095

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

The effective interest rate under the revolving facility was 6.7% and 3.1% as of March 31, 2023 and 2022, respectively. The Company had $46.2 million and $22 million available under the line of credit as of March 31, 2023 and June 30, 2022, respectively.

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

On May 9, 2023, we amended the Second A&R Loan and Security Agreement to revise the definition and calculation of certain financial covenants as of March 31, 2023. The amendment revised the definition of Adjusted EBITDA (as defined in the Second A&R Loan and Security Agreement) as utilized in the fixed charge coverage ratio calculation to allow certain addbacks to Adjusted EBITDA. Due to the amendment, at March 31, 2023, the Company believes it is in compliance with the covenants contained in the Second A&R Loan and Security Agreement. However, the Company cannot provide assurances that it will remain in compliance in future periods, which would represent an event of default, which if not waived, can result in the potential acceleration of outstanding debt thereunder. The Company is currently engaged in active negotiations with our lender in order to amend the definition of the minimum fixed charge coverage ratio to allow the Company to remain in compliance with the covenants contained in the Second A&R Loan and Security Agreement in subsequent periods. Absent an amendment or waiver, the debt could be called by the lender and as such, the Company has classified all outstanding debt as current on our consolidated balance sheet as of March 31, 2023.
11. Stockholders' Equity

Common Stock

We had reserved shares of stock, on an as-if converted basis, for issuance as follows:

	March 31, 2023	June 30, 2022
Warrants	25,646,453	25,818,247
Earnout shares	5,726,864	5,726,864
Total	31,373,317	31,545,111

Warrants

At March 31, 2023, there were 25,646,453 warrants outstanding to purchase shares of the Company's common stock at a price of $11.50 per whole share. The 25,646,453 warrants are made up of 18,000,000 Public Warrants (the "Public Warrants") and 8,000,000 Private Warrants (the "Private Warrants") less 353,547 warrants that have been repurchased as part of our share repurchase plan.

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

At March 31, 2023, there were 8,000,000 purchased warrants at a price of $1.00 per Private Warrant, with each Private Warrant exercisable commencing on August 11, 2021 for one common share at an exercise price of $11.50, subject to anti-dilution adjustments. The Private Warrants expire five years after the commencement date.

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

No Earnout Shares were issued as of March 31, 2023.

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

The following table provides total stock-based compensation expense by award type:

	Three Months Ended		Nine Months Ended
(in thousands)	March 31, 2023	March 31, 2022	March 31, 2023	March 31, 2022
Stock option awards	$(921)	$828	$2,332	$828
Restricted stock units	(1,087)	1,115	4,639	1,115
Total stock-based compensation	$(2,008)	$1,943	$6,971	$1,943

Stock-based compensation expense is included as a component of selling, general and administrative expenses in the condensed consolidated statement of operations.

On January 17, 2023, a member of the executive team resigned from the Company. Along with the resignation, all outstanding stock options and unvested restricted stock units previously granted to this executive under the Company's 2021 Plan ceased to vest and any unvested awards were forfeited. The Company recognized a reduction to stock-based compensation expense related to these forfeitures in the amount of $1.5 million during the three months ended March 31, 2023

On February 7, 2023, the Company and Patrick Roney, founder of VWE, entered into a letter agreement whereby Mr. Roney voluntarily elected to transition from Chief Executive Officer of the Company to Executive Chairman of the Board, effective February 7, 2023. In connection with his appointment as Executive Chairman, all outstanding stock options and unvested restricted stock units previously granted to Mr. Roney under the Company’s 2021 Plan ceased to vest and any unvested awards were forfeited. The Company recognized a reduction to stock-based compensation expense related to these forfeitures in the amount of $2.0 million during the three months ended March 31, 2023.

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

The following table presents a summary of stock option activity under the 2021 Plan:

	Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at June 30, 2022	3,503,527	$10.50	3.22	$-
Granted	782,061	3.85		-
Exercised	-	-		-
Forfeited or cancelled	(1,257,927)	10.50		-
Outstanding at March 31, 2023	3,027,661	$8.80	2.90	$-

Total unrecognized compensation expense related to the stock options was $3.1 million, which is expected to be recognized over a weighted-average period of 2.9 years. As of March 31, 2023, 643,547 options were exercisable.

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

The following table presents a summary of restricted stock units activity for the periods presented:

	Restricted Stock Units	Weighted-Average Grant Date Fair Value
Outstanding at June 30, 2022	1,902,068	$8.14
Granted	584,434	3.29
Vested	(755,880)	8.20
Forfeited or cancelled	(569,489)	8
Outstanding at March 31, 2023	1,161,133	$5.62

Total unrecognized compensation expense related to the restricted stock units was $3.3 million, which is expected to be recognized over a weighted-average period of 2.8 years.

During the three months ended December 31, 2022, 755,880 restricted stock units vested and as a result the Company withheld 285,381 restricted stock units to cover the taxes related to the net share settlement of equity awards.

During the 3 months ended March 31, 2023, 569,489 restricted stock units were forfeited or cancelled. This was partially as a result of the staffing changes described above.

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

For accounting purposes, common stock and/or warrants repurchased under our repurchase plan were recorded based upon the settlement date of the applicable trade. Such repurchased shares are presented using the cost method. During the three and nine months ended March 31, 2023, the Company repurchased zero and 171,994 warrants, respectively, at an average price of $1.00 per warrant. The total cost of the shares and/or warrants repurchased was $0.2 million.

The table below summarizes the changes in repurchases of common stock and warrants:

Three Months Ended
(in thousands)	March 31, 2023
Balance at December 31, 2022	3,225,441
Repurchases of common stock	-
Repurchases of warrants	-
Balance at March 31, 2023	3,225,441

Nine Months Ended
(in thousands)	March 31, 2023
Balance at June 30, 2022	3,053,447
Repurchases of common stock	-
Repurchases of warrants	171,994
Balance at March 31, 2023	3,225,441

12. Income Taxes

For the three months ended March 31, 2023, the effective tax rate differs from the federal statutory rate of 21% primarily due to permanent items related to non-deductible officers compensation expense, discrete items related to impairments, and increase in valuation allowance. For the three months ended March 31, 2022, the effective tax rate differs from the federal statutory rate of 21% primarily due to state taxes.

For the nine months ended March 31, 2023, the effective tax rate differs from the federal statutory rate of 21% primarily due to permanent items related to non-deductible officers compensation expense, discrete items related to impairments, and increase in valuation allowance. For the nine months ended March 31, 2023, the effective tax rate differs from the federal statutory rate of 21% primarily due to state taxes.

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

The Company is involved in two disputes relating to an Asset Purchase Agreement (“APA”) and a related Non-Compete Agreement/Non-Solicitation Agreement (the “Non-Compete Agreement”) from a 2018 acquisition. Claimant has alleged that the Company did not make certain earnout payments allegedly due under the APA and has alleged that the Company misused alleged rights of publicity with respect to the brands in violation of the Non-Compete Agreement. Claimant collectively allege potential damages of approximately $3.0 million. The Company disputes that the amounts in excess of the accrued earn-out liability for the dispute period are owed and intends to vigorously defend itself against the claims. At this time, in view of the complexity and ongoing nature of the matters, we are unable to reasonably estimate a possible loss or range of loss that the Company may incur to resolve these matters or defend against these claims in the event of litigation.

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

Other Commitments

Contracts exist with various growers and certain wineries to supply a significant portion of our future grape and wine requirements. Contract amounts are subject to change based upon actual vineyard yields, grape quality and changes in grape prices. Estimated future minimum grape and bulk wine purchase commitments are as follows:

(in thousands)	Total
Remaining Fiscal 2023	$-
2024	12,360
2025	7,466
2026	3,619
2027	195
2028	105
$23,745

Grape, bulk wine and cider purchases under contracts totaled $17.9 million and $9.2 million and $47.9 million and $30.4 million for the three and nine months ended March 31, 2023 and 2022, respectively. The Company expects to fulfill all of these purchase commitments.

14. Related Party Transactions

On February 7, 2023, the Company and Patrick Roney, founder of VWE, entered into a letter agreement (the “Letter Agreement”) whereby Mr. Roney voluntarily elected to transition from Chief Executive Officer of the Company to Executive Chairman of the Board, effective February 7, 2023. Pursuant to the terms of the Letter Agreement, the Employment Agreement between the Company and Mr. Roney effective June 7, 2021 (the “Prior Employment Agreement”) was terminated and upon such termination the Company agreed to provide Mr. Roney his accrued but unpaid Base Salary and PTO (as defined in the Prior Employment Agreement) through February 7, 2023, and any vested amounts or benefits that he is entitled to receive under any plan, program, or policy, as described in Section 5.1 of the Prior Employment Agreement. Mr. Roney expressly waived any claim to the severance benefits described in Section 5.2(b) of the Prior Employment Agreement. Pursuant to the terms of the Letter Agreement, Mr. Roney will receive an annual base salary of $250,000 for his service as Executive Chairman and will be eligible to participate in the Company’s employee benefit plans and programs in accordance with their terms and eligibility requirements. In connection with his appointment as Executive Chairman, all outstanding stock options and unvested restricted stock units previously granted to Mr. Roney under the Company’s 2021 Plan ceased to vest and any unvested awards were forfeited. See Note 11.

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

Immediate Family Member and Other Business Arrangements

We provide at will employment to several family members of officers or directors who provide various sales, marketing and administrative services to us. Payroll and other expenses to these related parties was $140.3 thousand and $90.8 thousand for the three months ended March 31, 2023 and 2022, respectively and $360.1 thousand and $286.5 thousand for the nine months ended March 31, 2023 and 2022, respectively.

We pay for sponsorship and marketing services and point of sale marketing materials to unincorporated businesses that are managed by immediate family members of a Company executive officer. For the three months ended March 31, 2023 and 2022, payments related to sponsorship and marketing services totaled $87.0 thousand and $87.0 thousand, respectively. For the nine months ended March 31, 2023 and 2022, payments related to sponsorship and marketing services totaled $261.0 thousand and $279.0 thousand, respectively.

The Company has a revenue sharing agreement with Sonoma Brands Partners II, LLC where a portion of B.R. Cohn and Clos Pegase sales during various events throughout the year go to Sonoma Brands Partners II, LLC. Sonoma Brands Partners II, LLC is managed by a member of the Company's board of directors. For nine months ended March 31, 2023 and 2022, payments to Sonoma Brands Partners II, LLC totaled $231.5 thousand and $168.7 thousand, respectively.

Financial Advisory Agreement

In April 2022, the Company entered into an arrangement with Global Leisure Partners LLC ("GLP") to act as a financial advisor to the Company in connection with its exploration of acquisitions, mergers, investments and other strategic matters. A director of the Company having the authority to establish policies and make decisions is an executive of GLP. Although members of the board of directors are typically independent from management, members of the board of directors would be considered management based on the definition of management in ASC 850, Related Party Disclosures. Payments to GLP in respect of capital markets and mergers and acquisitions matters totaled $50.0 thousand and zero for the three months ended March 31, 2023 and 2022, respectively and $150.0 thousand and zero for the nine months ended March 31, 2023 and 2022, respectively.

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

The following tables present net revenue and income from operations directly attributable to the Company's segments:

	Three Months Ended March 31, 2023
(in thousands)	Wholesale	Direct-to-Consumer	Business-to-Business	Corporate and Other	Total
Segment Results
Net revenue	$20,811	$17,174	$31,490	$3	$69,478
Income (loss) from operations	$(1,637)	$(2,929)	$5,562	$(4,795)	$(3,799)

	Three Months Ended March 31, 2022
(in thousands)	Wholesale	Direct-to-Consumer	Business-to-Business	Corporate and Other	Total
Segment Results
Net revenue	$24,549	$19,595	$33,657	$1,132	$78,933
Income (loss) from operations	$3,270	$916	$10,457	$(13,759)	$884

	Nine Months Ended March 31, 2023
(in thousands)	Wholesale	Direct-to-Consumer	Business-to-Business	Corporate and Other	Total
Segment Results
Net revenue	$67,260	$63,101	$94,385	$(46)	$224,700
Income (loss) from operations	$(129,331)	$43	$16,445	$(44,238)	$(157,081)

	Nine Months Ended March 31, 2022
(in thousands)	Wholesale	Direct-to-Consumer	Business-to-Business	Corporate and Other	Total
Segment Results
Net revenue	$62,923	$69,316	$83,349	$2,643	$218,231
Income (loss) from operations	$12,654	$14,834	$26,274	$(34,014)	$19,748

There was no inter-segment activity for any of the given reporting periods presented.

Depreciation expense recognized by operating segment is summarized below:

(in thousands)	Wholesale	Direct-to-Consumer	Business-to-Business	Corporate and Other	Total
For the three months ended March 31:
2023	$7	$286	$245	$514	$1,052
2022	$-	200	$-	$-	$200

(in thousands)	Wholesale	Direct-to-Consumer	Business-to-Business	Corporate and Other	Total
For the Nine months ended March 31:
2023	$20	$876	$-	$1,466	$2,362
2022	$-	500	$-	$-	$500

Amortization expense recognized by operating segment is summarized below:

(in thousands)	Wholesale	Direct-to-Consumer	Business-to-Business	Corporate and Other	Total
For the three months ended March 31:
2023	$636	$798	$379	$-	$1,813
2022	$620	1,400	$63	$-	2,083

(in thousands)	Wholesale	Direct-to-Consumer	Business-to-Business	Corporate and Other	Total
For the Nine months ended March 31:
2023	$1,868	$2,407	$1,141	$13	$5,429
2022	$1,038	2,832	$68	$-	3,938

16. Earnings Per Share

The following table reconciles the number of common shares used to compute basic and diluted earnings per share attributable to Vintage Wine Estates, Inc., shareholders:

	Three Months Ended March 31,		Nine Months Ended March 31,
(in thousands, except for per share amounts)	2023	2022	2023	2022
Net (loss) income	$(10,174)	$2,707	$(141,433)	$14,038
Less: loss allocable to noncontrolling interest	(14)	(73)	(1,403)	(138)
Net (loss) income allocable to common shareholders	$(10,160)	$2,780	$(140,030)	$14,176

Numerator – Basic EPS
Net (loss) income allocable to common shareholders	$(10,160)	$2,780	$(140,030)	$14,176
Net (loss) income allocated to common shareholders	$(10,160)	$2,780	$(140,030)	$14,176

Numerator – Diluted EPS
Net (loss) income allocated to common shareholders	$(10,160)	$2,780	$(140,030)	$14,176
Net (loss) income allocated to common shareholders	$(10,160)	$2,780	$(140,030)	$14,176

Denominator – Basic Common Shares
Weighted average common shares outstanding - Basic	59,289,659	61,410,403	59,014,915	60,773,258

Denominator – Diluted Common Shares
Weighted average common shares - Diluted	59,289,659	61,410,403	59,014,915	60,773,258

Net (loss) income per share – basic:
Common Shares	$(0.17)	$0.05	$(2.37)	$0.23
Net (loss) income per share – diluted:
Common Shares	$(0.17)	$0.05	$(2.37)	$0.23

The following securities have been excluded from the calculations of diluted earnings per share attributable to common shareholders because including them would have been antidilutive:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022
Shares subject to warrants to purchase common stock	25,646,453	26,000,000	25,646,453	26,000,000
Shares subject to options to purchase common stock	3,027,661	2,650,051	3,027,661	2,650,051
Total	28,674,114	28,650,051	28,674,114	28,650,051

17. Subsequent Events

On May 9, 2023, we amended the Second A&R Loan and Security Agreement to revise the definition and calculation of certain financial covenants as of March 31, 2023. The amendment revised the definition of Adjusted EBITDA (as defined in the Second A&R Loan and Security Agreement) as utilized in the fixed charge coverage ratio calculation to allow certain addbacks to Adjusted EBITDA. The amendment also requires us to deliver a financial plan for the fiscal year ended June 30, 2024 by June 20, 2023. Failure to provide the financial plan pursuant to the terms of the amendment will constitute an Event of Default under the Second A&R Loan and Security Agreement. The amendment also requires us to obtain prior written consent from the Required Lenders before making any Distribution or Permitted Acquisitions, each as defined in the Second A&R Loan and Security Agreement.

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

Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022

Wholesale Segment Results

The following table presents summary financial data for our Wholesale segment:

	Three Months Ended March 31,		Dollar	Percent
(in thousands, except %)	2023	2022	Change	Change
Net revenue	$20,811	$24,549	$(3,738)	-15.2%
Income from operations	$(1,637)	$3,270	$(4,907)	-150.1%

Wholesale net revenue for the three months ended March 31, 2023 decreased $3.7 million, or 15.2%, from the three months ended March 31, 2022. The decrease was attributable to a decrease in sales related to timing of retail programming, discontinued brand, and slowing consumer discretionary spending trends at retail.

Wholesale income from operations for the three months ended March 31, 2023 decreased $4.9 million, or 150.1%, from the three months ended March 31, 2022. The decrease was attributable primarily to the reduced sales mentioned above that was partially offset by a decrease in cost of sales for Wholesale totaling $1.8 million as well as inventory writedowns of $2.7 million.

B2B Segment Results

The following table presents summary financial data for our B2B segment:

	Three Months Ended March 31,		Dollar	Percent
(in thousands, except %)	2023	2022	Change	Change
Net revenue	$31,490	$33,657	$(2,167)	-6.4%
Income from operations	$5,562	$10,457	$(4,895)	-46.8%

B2B net revenue for the three months ended March 31, 2023 decreased $2.2 million, or 6.4%, from the three months ended March 31, 2022. The decrease was primarily attributable to a decrease in private label customer sales of $3.7 million.

B2B income from operations for the three months ended March 31, 2023 decreased $4.9 million, or 46.8%, from the three months ended March 31, 2022. The decrease is primarily related to inventory writedowns of $4.1 million as well as an increase in cost of revenue year over year.

DTC Segment Results

The following table presents summary financial data for our DTC segment:

	Three Months Ended March 31,		Dollar	Percent
(in thousands, except %)	2023	2022	Change	Change
Net revenue	$17,174	$19,595	$(2,421)	-12.4%
Income from operations	$(2,929)	$916	$(3,845)	-419.8%

DTC net revenue for the three months ended March 31, 2023 decreased $2.4 million, or 12.4%, from the three months ended March 31, 2022. The decrease was primarily attributable to $1.2 million decline related to a major customers reduction in televised programming and reduced activity in tasting rooms, mostly as a result of bad weather. This was partially offset by growth in wine clubs, telemarketing and e-commerce.

DTC income from operations for the three months ended March 31, 2023 decreased $3.9 million, or 419.8%, from the three months ended March 31, 2022. The decreased is primarily attributable to inventory writedowns of $3.4 million.

Corporate and Other Segment Results

The following table presents summary financial data for our Corporate and Other segment:

	Three Months Ended March 31,		Dollar	Percent
(in thousands, except %)	2023	2022	Change	Change
Net revenue	$3	$1,132	$(1,129)	-99.7%
Income (loss) from operations	$(4,795)	$(13,759)	$8,964	65.2%

Corporate and Other net revenue for the three months ended March 31, 2023 decreased $1.1 million, or 99.7%, from the three months ended March 31, 2022. The decrease was primarily due to reduced bulk wine sales.

Corporate and Other loss from operations for the three months ended March 31, 2023 decreased $9.0 million, or 65.2%, from the three months March 31, 2022. The decrease was primarily attributable to a $4.0 million reduction in stock compensation expense and $6.3 million gain from sale of assets. The decrease was offset by $1.9 million in business realignment costs and $1.2 million in additional compensation and benefits expenses.

Nine Months Ended March 31, 2023 Compared to Nine Months Ended March 31, 2022

Wholesale Segment Results

The following table presents summary financial data for our Wholesale segment:

	Nine Months Ended March 31,		Dollar	Percent
(in thousands, except %)	2023	2022	Change	Change
Net revenue	$67,260	$62,923	$4,337	6.9%
Income from operations	$(129,331)	$12,654	$(141,985)	-1122.1%

Wholesale net revenue for the nine months ended March 31, 2023 increased $4.3 million, or 6.9%, from the nine months ended March 31, 2022. The increase was driven by contributions of $8.0 million from the ACE Cider acquisition which was partially offset by slowing consumer discretionary spending trends at retail.

Wholesale income from operations for the nine months ended March 31, 2023 decreased $142.0 million, or 1,122.1%, from the nine months ended March 31, 2022. The decrease was attributable primarily to goodwill and intangible assets impairments of $116.3 million and $11.5 million, respectively, inventory writedowns of $2.7 million, as well as higher costs due to inflation and supply chain challenges, $3.7 million in incremental overhead burden, $0.8 million increase in contingent liability, and incremental operating loss of $1.0 million related to acquisitions.

B2B Segment Results

The following table presents summary financial data for our B2B segment:

	Nine Months Ended March 31,		Dollar	Percent
(in thousands, except %)	2023	2022	Change	Change
Net revenue	$94,385	$83,349	$11,036	13.2%
Income from operations	$16,445	$26,274	$(9,829)	-37.4%

B2B net revenue for the nine months ended March 31, 2023 increased $11.0 million, or 13.2%, from the nine months ended March 31, 2022. The increase was primarily attributable to an increase of $9.5 million in custom production activities and $2.6 million from sales of bulk distilled spirits.

B2B income from operations for the nine months ended March 31, 2023 decreased $9.8 million, or 37.4%, from the nine months ended March 31, 2022. The decrease was attributable to goodwill and intangible assets impairments of $9.0 million and $0.1 million, respectively, as well as to inventory writedowns of $4.1 million, partially offset by a gain on remeasurement of contingent consideration of $4.9 million and increased margin on bulk distilled alcohol sales and $0.1 million related to acquisitions.

DTC Segment Results

The following table presents summary financial data for our DTC segment:

	Nine Months Ended March 31,		Dollar	Percent
(in thousands, except %)	2023	2022	Change	Change
Net revenue	$63,101	$69,316	$(6,215)	-9.0%
Income from operations	$43	$14,834	$(14,791)	-99.7%

DTC net revenue for the nine months ended March 31, 2023 decreased $6.2 million, or 9.0%, from the nine months ended March 31, 2022. The decrease was primarily attributable to less televised programming by $2.2 million, reduced e-commerce sales of $2.4 million, reduced tasting room sales of $1.1 million and reduced event sales of $0.7 million.

DTC income from operations for the nine months ended March 31, 2023 decreased $14.8 million, or 99.7%, from the nine months ended March 31, 2022. The decrease was primarily attributable to increases in costs of revenue, as well as inventory writedowns of $3.4 million, intangible assets impairments of $2.2 million, and amortization of $2.4 million.

Corporate and Other Segment Results

The following table presents summary financial data for our Corporate and Other segment:

	Nine Months Ended March 31,		Dollar	Percent
(in thousands, except %)	2023	2022	Change	Change
Net revenue	$(46)	$2,643	$(2,689)	-101.7%
Income (loss) from operations	$(44,238)	$(34,014)	$(10,224)	-30.1%

Corporate and Other net revenue for the nine months ended March 31, 2023 decreased $2.7 million, or 101.7%, from the nine months ended March 31, 2022. The decrease was primarily attributable to reduced bulk wine sales.

Corporate and Other loss from operations for the nine months ended March 31, 2023 decreased $10.2 million, or 30.1%, from the nine months March 31, 2022. The decrease was due to $6.3 million of acquisition related expenses and $5 million of share-based compensation expense.

Case Volumes

The following tables summarize 9-liter equivalent cases by segment:

	Three Months Ended March 31,
(in thousands)	2023	2022	Unit Change	% Change
Wholesale	433	357	76	21.3%
B2B	*	*	*	*
DTC	67	87	-20	-23.0%
Total case volume	500	444	56	12.6%

The decrease in DTC volumes was primarily driven by reduced volumes for televised programming.

	Nine Months Ended March 31,
(in thousands)	2023	2022	Unit Change	% Change
Wholesale	1425	1,072	353	32.9%
B2B	*	*	*	*
DTC	291	307	-16	-5.2%
Total case volume	1,716	1,379	337	24.4%

The increase in case volumes was primarily due to our wholesale segment, driven by the ACE Cider acquisition that ships higher case volumes of lower priced product.

*B2B segment sales are primarily not related to case volumes, therefore the Company has elected to not report case volumes for this segment as it would not be indicative of the underlying performance of the business.

Non-GAAP Financial Measures

The following is a reconciliation of net income (loss) to Adjusted EBITDA for the periods presented:

	Three Months Ended March 31		Nine Months Ended March 31
	2023	2022	2023	2022
Net (loss) income (GAAP Measure)	$(10,174)	$2,707	$(141,433)	$14,038
Interest expense	4,291	3,729	13,322	10,825
Income tax provision	(1,673)	958	(24,231)	5,412
Depreciation	4,101	6,040	11,409	14,095
Amortization	1,813	2,083	5,429	3,938
Stock-based compensation expense	(2,008)	-	6,971	-
Net loss (gain) on interest rate swap agreements	3,596	(4,553)	(4,892)	(8,582)
Goodwill and intangible asset impairment losses	-	-	139,108	-
Loss (gain) on disposition of assets	(5,977)	1,099	(5,625)	508
Deferred rent adjustment	-	47	-	285
Gain on litigation proceeds	(884)	-	(1,414)	-
Adjusted EBITDA (Non-GAAP Measure)	$(6,915)	$12,110	$(1,356)	$40,519
Revenue	$69,478	$78,933	$224,700	$218,231
Adjusted EBITDA margin (Non-GAAP Measure)	-10.0%	15.3%	-0.6%	18.6%

Adjusted EBITDA and Adjusted EBITDA Margin are not recognized measures of financial performance under GAAP. We believe these non-GAAP measures provide analysts, investors and other interested parties with additional insight into the underlying trends of our business and assists these parties in analyzing our performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance, which allows for a better comparison against historical results and expectations for future performance. See Note 6, Goodwill and Intangible Assets, in Item 1, Financial Statements, for details related to our impairment testing reported in the quarter ended December 31, 2022.

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
Liquidity and Capital Resources

On May 9, 2023, the Company entered into an amendment to its Second A&R Loan and Security Agreement (defined in Note 10) that adjusted the definition of certain financial covenants for the quarter ended March 31, 2023. Due to the amendment, the Company was in compliance with its debt covenants as of March 31, 2023. The Company currently forecasts that it will not meet certain financial debt covenants as required per our Second A&R Loan and Security Agreement (defined in Note 10) beginning with the quarter ended June 30, 2023, which would constitute an event of default, which if not waived, can result in the potential acceleration of the Company’s outstanding debt under the Second A&R Loan and Security Agreement. If an event of default occurs under the Second A&R Loan and Security Agreement and the lender accelerates the maturity of the debt thereunder, the Company may not have sufficient cash to repay the outstanding debt.

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

The Second A&R Loan and Security Agreement contains customary representations and warranties, affirmative and negative covenants, including, amongst others, (i) a financial covenant with respect to a maximum debt to capitalization ratio of 0.60:1.00 through December 31, 2023, and stepping down to 0.575:1.00 for each quarter until March 31, 2024 and 0.55:1.00 for each quarter until December 31, 2024 and thereafter and (ii) a minimum fixed charge coverage ratio (based on trailing twelve-month EBITDA adjusted for capital expenditures, taxes and certain other items) of 1.10:1.00 measured on a rolling four quarter basis, provided that the minimum capital expenditure amount for purposes of calculating the fixed charge coverage ratio will increase by $175,000 per quarter until it reaches $1.5 million.

On May 9, 2023, we entered into an amendment to its Second A&R Loan and Security Agreement (defined in Note 10) that adjusted the definition of certain financial covenants for the quarter ended March 31, 2023. As a result, the definition of Adjusted EBITDA (as defined in the Second A&R Loan and Security Agreement) as utilized in the fixed charge coverage ratio was modified to allow certain addbacks to Adjusted EBITDA. As a result, at March 31, 2023, we believe we will be in compliance with the covenants contained in the Second A&R Loan and Security Agreement. Refer to Note 10– Long-Term and Other Short-Term Obligations, of the Notes to Condensed Consolidated Financial Statements (Part I, Item 1 of this Form 10-Q) for further discussion.

We currently forecast that we will not meet certain financial debt covenants as required per our Second A&R Loan and Security Agreement (defined in Note 10) beginning with the quarter ended June 30, 2023, which would constitute an event of default, which if not waived, can result in the potential acceleration of our outstanding debt under the Second A&R Loan and Security Agreement. If an event of default occurs under the Second A&R Loan and Security Agreement and the lender accelerates the maturity of the debt thereunder, we may not have sufficient cash to repay the outstanding debt. In response to these conditions, management has begun to actively engage in conversations with the lender of the Second A&R Loan and Security Agreement regarding amendments and waivers to the related financial covenants, however, whether an amendment or waiver is obtained is not within our control, and therefore cannot be deemed probable. As a result, we classified all amounts owed under the Second A&R Loan and Security Agreement as Current Maturities of Long-Term Debt on the balance sheet at March 31, 2023.

The Company anticipates using any of the proceeds of the credit facilities for working capital and general corporate purposes, purchases of real estate (including vineyards) and equipment and paying down outstanding balances on the credit facilities.

Cash and Cash Equivalents

Our cash and cash equivalents balance was $32.0 million at March 31, 2023 compared to $50.3 million at June 30, 2022, exclusive of restricted cash. At March 31, 2023, our cash and cash equivalents were held in cash depository accounts with major banks.

Cash Flows

The table below presents a summary of our sources and uses of cash:

	Nine Months Ended March 31,
(in thousands)	2023	2022	Change
Operating activities	$(3,846)	$(4,128)	$282
Investing activities	$8,389	$(89,886)	$98,275
Financing activities	$(22,869)	$46,044	$(68,913)

The cash flows related to held for sale assets have not been segregated, and remain included in the major classes of assets.

Cash Flows provided by (used in) Operating Activities

Net cash used by operating activities was $3.9 million for the nine months ended March 31, 2023 compared to net cash used in operating activities $4.1 million for the nine months ended March 31, 2022, representing an increase in net cash provided of $0.2 million.

Cash Flows provided by (used in) Investing Activities

Net cash provided by investing activities was $8.4 million for the nine months ended March 31, 2023, compared to net cash used in investing activities of $89.9 million for the nine months ended March 31, 2022, representing an increase in net provided of $98.2 million. Cash flows from investing activities are utilized primarily to fund acquisitions, capital expenditures for improvements to existing assets and other corporate assets. The increase in net cash provided for the nine months ended March 31, 2023, was primarily attributable to purchases of property, plant and equipment totaling $15.7 million in the prior period, along with a business acquisition totaling $74.3 million in the prior period. This was also offset by proceeds from sales of assets totaling $11.1 million in the current quarter.

Cash Flows provided by (used in) Financing Activities

Net cash used in financing activities was $22.9 million for the nine months ended March 31, 2023 compared to net cash provided by of $46.0 million for the nine months ended March 31, 2022, representing an increase in net cash used of $68.9 million. The increase in net cash used consisted primarily of $136.4 million of payments on our line of credit and long-term debt, net of proceeds.

Contractual Obligations

There have been no material changes to our contractual obligations from what was previously disclosed in our Annual Report on Form 10-K filed with the SEC.

Off-Balance Sheet Arrangements

As of March 31, 2023, the Company had no off-balance sheet arrangements.

Significant Accounting Policies

Our condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of our condensed consolidated financial statements and related disclosures requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and the disclosure of contingent assets and liabilities in our condensed consolidated financial statements. For a description of our critical accounting policies, refer to “Critical Accounting Policies” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K. As a result of adopting ASC 842 effective July 1, 2022, there have been material changes to our lease accounting policies during the nine months ended March 31, 2023, that are described in Note 1 to our condensed consolidated financial statements included in Part I, Item I of this Form 10-Q.

Goodwill and Intangible Assets

The aggregate carrying amount of goodwill is $29.7 million as of March 31, 2023. Our intangible assets had an aggregate carrying amount of $45.4 million as of March 31, 2023.

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

See Note 6, Goodwill and Intangible Assets, in Item 1, Financial Statements, for details related to our impairment testing reported as of December 31, 2022.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as a result of material weaknesses in our internal control over financial reporting and discussed below, our disclosure controls and procedures were not effective as of March 31, 2023. Management's conclusion was based on discoveries and observations made during the fiscal 2022 audit and the subsequent close cycle for our fiscal quarter ended December 31, 2022.

Material Weakness in Internal Control Over Financial Reporting

The Company's material weakness first identified during the audit of our fiscal 2021 consolidated financial statements, as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2022, related to business processes and controls to perform reconciliations of certain account balances on a regular basis, has not been fully remediated, and has been expanded to include processes and controls not consistently performed over travel and expense reimbursement. The Company also identified a material weakness during our fiscal quarter ending December 31, 2022 related to timely processes and controls as they relate to performing and concluding impairment and other judgmental assessments.

As a result of the aforementioned items, our internal control over financial reporting was not effective as of March 31, 2023.

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

In fiscal 2023, the Company began performing comprehensive process walkthroughs and has started designing and implementing additional controls and procedures designed to mitigate the risk of material misstatement. These controls and procedures include the standardization of our monthly close checklists to facilitate timeliness of activities performed, the formalization of account reconciliation templates, the determination of the appropriate level of review for each account based on an assessment of risk and complexity, and the performance of additional account reconciliation training for relevant staff. In the course of our financial close process for the quarter ended December 31, 2022, we expanded our material weakness in our internal control over financial reporting. The material weakness includes inconsistent performance of review and documentation controls related to travel and expense reimbursement. In addition, the Company immediately eliminated manual travel and expense reimbursements, communicated Company requirements around documentation required, including approval and provided additional training. The Company intends on an ongoing basis to assess its staffing needs in order to implement processes designed to ensure the completeness and the timely preparation and review of all balance sheet accounts and the establishment of defined segregation of duties between preparation and review, including review of travel and expense reimbursements.

Control Activity – The Company did not have processes and controls to timely perform and conclude on impairment and other judgmental assessments.

In the course of our financial close process for the quarter ended December 31, 2022, we identified a material weakness in our internal control over financial reporting. The material weakness pertains to the lack of controls to timely perform and conclude on an impairment assessment. In fiscal 2023 the Company has developed and has begun implementing a framework for assessing both qualitative and quantitative financial reporting risk including impairment and other judgmental accounts.

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

Part II—Other Information

Item 1. Legal Proceedings

The Company is involved in two disputes relating to an Asset Purchase Agreement (“APA”) and a related Non-Compete Agreement/Non-Solicitation Agreement (the “Non-Compete Agreement”) from a 2018 acquisition. Claimant has alleged that the Company did not make certain earnout payments allegedly due under the APA and has alleged that the Company misused alleged rights of publicity with respect to the brands in violation of the Non-Compete Agreement. Claimant collectively allege potential damages of approximately $3.0 million. The Company disputes that the amounts in excess of the accrued earn-out liability for the dispute period are owed and intends to vigorously defend itself against the claims. At this time, in view of the complexity and ongoing nature of the matters, we are unable to reasonably estimate a possible loss or range of loss that the Company may incur to resolve these matters or defend against these claims in the event of litigation.

From time to time, the Company may become subject to other legal proceedings, claims and litigation arising in the ordinary course of business. In addition, the Company may receive letters alleging infringement of patent or other intellectual property rights. There are no material updates to the matters previously disclosed in Item 1, “Legal Proceedings” to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2022. The Company is not currently a party to any other material legal proceedings, nor is it aware of any pending or threatened litigation that, in the Company’s opinion, would have a material adverse effect on the business, operating results, cash flows or financial condition should such litigation be resolved unfavorably.

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

On May 9, 2023, the Company entered into an amendment to its Second A&R Loan and Security Agreement (defined in Note 10) that adjusted the definition of certain financial covenants for the quarter ended March 31, 2023. Due to the amendment, the Company was in compliance with its debt covenants as of March 31, 2023. The Company currently forecasts that it will not meet certain financial debt covenants as required per our Second A&R Loan and Security Agreement (defined in Note 10) beginning with the quarter ended June 30, 2023, which would constitute an event of default, which if not waived, can result in the potential acceleration of the Company’s outstanding debt under the Second A&R Loan and Security Agreement. If an event of default occurs under the Second A&R Loan and Security Agreement and the lender accelerates the maturity of the debt thereunder, the Company may not have sufficient cash to repay the outstanding debt.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Sale of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

On March 31, 2023, we amended the Second A&R Loan and Security Agreement to revise the deadline for submitting our December 31, 2022 consolidated financial statements to 120 days after the period end. A copy of the amendment is furnished herewith as Exhibit 10.4.

On May 9, 2023, we amended the Second A&R Loan and Security Agreement to revise the definition and calculation of certain financial covenants as of March 31, 2023. The amendment revised the definition of Adjusted EBITDA (as defined in the Second A&R Loan and Security Agreement) as utilized in the fixed charge coverage ratio calculation to allow certain addbacks to Adjusted EBITDA. The amendment also requires us to deliver a financial plan for the fiscal year ended June 30, 2024 by June 20, 2023. Failure to provide the financial plan pursuant to the terms of the amendment will constitute an Event of Default under the Second A&R Loan and Security Agreement. The amendment also requires us to obtain prior written consent from the Required Lenders before making any Distribution or Permitted Acquisitions, each as defined in the Second A&R Loan and Security Agreement. A copy of the amendment is furnished herewith as Exhibit 10.5.

Item 6. Exhibits

Exhibit Number	Description of Exhibit

3.1	Articles of Incorporation of Vintage Wine Estates, Inc., a Nevada corporation (incorporated by reference to Exhibit 3.1 to the Company's Form 8-K filed with the SEC on June 11, 2021).

3.2

Bylaws of Vintage Wine Estates, Inc., a Nevada corporation (incorporated by reference to Annex C to the Prospectus forming part of the Company's Registration Statement on Form S-4/A (Registration No. 333-254260), filed with the SEC on May 3, 2021)

10.1

Letter Agreement, dated February 7, 2023, between Vintage Wine Estates, Inc. and Patrick Roney (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on February 8, 2023).◆

10.2

Consulting Agreement, dated February 7, 2023, among Vintage Wine Estates, Inc., bw166 LLC and Jon Moramarco (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the SEC on February 8, 2023).◆

10.3

Amendment Number One, dated as of February 13, 2023, to Second Amended and Restated Loan and Security Agreement dated as of December 13, 2022, by and among Vintage Wine Estates, Inc., certain subsidiaries of Vintage Wine Estates, Inc. party thereto from time to time, certain financial institutions party thereto from time to time, and Bank of the West, as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the SEC on February 16, 2023).

10.4

Amendment Number Two, dated as of March 31, 2023, to Second Amended and Restated Loan and Security Agreement dated as of December 13, 2022, by and among Vintage Wine Estates, Inc., certain subsidiaries of Vintage Wine Estates, Inc. party thereto from time to time, certain financial institutions party thereto from time to time, and Bank of the West, as Administrative Agent *

10.5

Amendment Number three, dated as of May 9, 2023, to Second Amended and Restated Loan and Security Agreement dated as of December 13, 2022, by and among Vintage Wine Estates, Inc., certain subsidiaries of Vintage Wine Estates, Inc. party thereto from time to time, certain financial institutions party thereto from time to time, and Bank of the West, as Administrative Agent *

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