Form 10-Q/A
period 2022-09-30
Vintage Wine Estates, Inc.
filed 2023-10-13
CIK 1834045

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 2)

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

As of October 4, 2023, 59,565,790 shares of the registrant’s common stock were outstanding.

Explanatory Note

Vintage Wine Estates, Inc. (the “Company”) is filing this Amendment No. 2 on Form 10-Q/A for the quarter ended September 30, 2022 (this “Form 10-Q/A”).

This Form 10-Q/A amends the Company’s Quarterly Report on Form 10-Q/A for the quarterly period ended September 30, 2022, as filed with the Securities and Exchange Commission (“SEC”) on May 10, 2023 (the “Previous Filing”). This Form 10-Q/A is being filed to restate the Company’s unaudited condensed consolidated financial statements for the three months ended September 30, 2022. The restatement reflects the correction of an error related to the treatment of a deferred gain as part of the implementation of ASC 842, Leases. This adjustment was evaluated by management in accordance with SEC Staff Accounting Bulletin Topic 1M, "Materiality," and SEC Staff Accounting Bulletin Topic 1N, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements," and management determined the effects of the restatement to be material. In light of the restatement, the Company is also correcting and/or reclassifying certain immaterial out-of-period items and other adjustments in all periods presented. See Note 2 to the unaudited condensed consolidated financial statements included in this Form 10-Q/A for further information regarding the restatement and reclassifications.

The Company is filing this Form 10-Q/A to amend and restate the Previous Filing with modification as necessary to reflect the restatement. The following items have been amended to reflect the restatement:

•
Part I, Item 1: Financial Information
•
Part I, Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations
•
Part I, Item 4: Controls and Procedures
•
Part II, Item 6: Exhibits

In addition, the Company’s Interim Chief Executive Officer and Chief Financial Officer have provided new certifications dated as of the date of this Form 10-Q/A (Exhibits 31.1, 31.2, 32.1 and 32.2).

Except as otherwise described above and as otherwise set forth in this Form 10-Q/A, this Form 10-Q/A does not amend, modify or update any other information contained in the Previous Filing. This Form 10-Q/A does not purport to reflect any information or events subsequent to the Previous Filing, except as expressly described herein. Accordingly, this Form 10-Q/A should be read in conjunction with our filings made with the SEC subsequent to the filing of the Previous Filing. Among other things, forward-looking statements and risk factor disclosure in the Original 10-Q have not been revised to reflect events that occurred or facts that became known to the Company after the filing of the Previous Filing, and such forward-looking statements and risk factors should be read in their historical context.

Part I—Financial Information

Item 1. Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	September 30, 2022	June 30, 2022
	(Unaudited)
Assets	As Restated
Current assets:
Cash and cash equivalents	$45,920	$44,758
Restricted cash	-	4,800
Accounts receivable, net	38,424	37,869
Other receivables	3,874	3,866
Inventories	199,672	192,922
Assets held for sale	13,221	-
Current interest rate swap asset	5,826	2,877
Prepaid expenses and other current assets	9,478	11,864
Total current assets	316,415	298,956
Property, plant, and equipment, net	224,466	238,719
Operating lease right-of-use assets	35,509	-
Finance lease right-of-use-assets	689	-
Goodwill	154,951	154,951
Intangible assets, net	61,391	63,097
Interest rate swap asset	12,555	6,280
Other assets	5,187	3,464
Total assets	$811,163	$765,467
Liabilities, redeemable noncontrolling interest, and stockholders' equity
Current liabilities:
Line of credit	$140,066	$144,215
Accounts payable	21,650	13,473
Accrued liabilities and other payables	28,711	26,997
Current operating lease liabilities	5,197	-
Current finance lease liabilities	263	-
Current maturities of long-term debt	14,738	14,909
Total current liabilities	210,625	199,594
Other long-term liabilities	6,315	7,055
Long-term debt, less current maturities	165,577	169,095
Long-term operating lease liabilities	31,637	-
Long-term finance lease liabilities	429	-
Deferred tax liability	34,536	29,325
Deferred gain	-	10,666
Total liabilities	449,119	415,735
Commitments and contingencies (Note 14)
Redeemable noncontrolling interest	1,282	1,494
Stockholders' equity:
Preferred stock, no par value, 2,000,000 shares authorized, and none issued and outstanding at September 30, 2022 and June 30, 2022.	-	-
Common stock, no par value, 200,000,000 shares authorized, 61,691,054 issued and 58,819,160 outstanding at September 30, 2022 and June 30, 2022.	-	-
Additional paid-in capital	379,367	376,099
Treasury stock, at cost: 2,871,894 shares held at September 30, 2022 and June 30, 2022.	(26,034)	(26,034)
Retained earnings (accumulated deficit)	8,192	(1,092)
Total Vintage Wine Estates, Inc. stockholders' equity	361,525	348,973
Noncontrolling interests	(763)	(735)
Total stockholders' equity	360,762	348,238
Total liabilities, redeemable noncontrolling interest, and stockholders' equity	$811,163	$765,467

See notes to unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

(Unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended September 30,
	2022	2021
	As Restated
Net revenue
Wine, spirits and cider	$52,270	$36,635
Nonwine	25,810	19,400
	78,080	56,035
Cost of revenue
Wine, spirits and cider	33,021	23,720
Nonwine	15,529	11,662
	48,550	35,382
Gross profit	29,530	20,653
Selling, general, and administrative expenses	31,449	16,978
Amortization expense	1,811	651
Loss on remeasurement of contingent liability	185	155
Gain on litigation proceeds	(530)	-
Gain on sale leaseback	-	(334)
Loss (gain) on sale of property, plant, and equipment	-	(6)
(Loss) income from operations	(3,385)	3,209
Other income (expense)
Interest expense	(3,381)	(3,603)
Net unrealized gain on interest rate swap agreements	9,327	1,572
Other, net	271	39
Total other income (expense), net	6,217	(1,992)
Income before provision for income taxes	2,832	1,217
Income tax provision	1,474	449
Net income	1,358	768
Net loss attributable to the noncontrolling interests	(174)	(25)
Net income attributable to Vintage Wine Estates, Inc.	1,532	793
Accretion on redeemable Series B stock	-	-
Net income allocable to common stockholders	1,532	$793

Net earnings per share allocable to common stockholders
Basic	$0.03	$0.01
Diluted	$0.03	$0.01
Weighted average shares used in the calculation of earnings per share allocable to common stockholders
Basic	58,819,160	60,461,611
Diluted	58,819,160	60,461,611

See notes to unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(in thousands, except share amounts)

	Redeemable Non-Controlling Interest Amount	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Non-Controlling Interests	Total Stockholders' Equity
		Shares	Amount	Shares	Amount
Balance, June 30, 2022	$1,494	61,691,054	$-	2,871,894	$(26,034)	$376,099	$(1,092)	$(735)	348,238
Stock-based compensation expense	-	-	-	-	-	3,440	-	-	3,440
Repurchase of public warrants	-	-	-	-	-	(172)	-	-	(172)
Shareholder distribution	(66)	-	-	-	-	-	-	-	-
Net income (loss)	(146)	-	-	-	-	-	1,532	(28)	1,504
Adoption of ASC 842 (Note 10)	-	-	-	-	-	-	7,752	-	7,752
Balance, September 30, 2022, As Restated	$1,282	61,691,054	$-	2,871,894	$(26,034)	$379,367	$8,192	$(763)	$360,762

	Redeemable Non-Controlling Interest Amount	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Non-Controlling Interests	Total Stockholders' Equity
		Shares	Amount	Shares	Amount
Balance, June 30, 2021	$1,682	60,461,611	$-	-	$-	$360,732	$-	$(477)	$360,255
Out-of-period adjustments	-	-	-	-	-	-	(667)	(169)	(836)
Net income (loss)	3	-	-	-	-	-	793	(28)	765
Balance, September 30, 2021	$1,685	60,461,611	$-	-	$-	$360,732	$126	$(674)	$360,184

See notes to unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended September 30,
	2022	2021
	As Restated
Cash flows from operating activities
Net income	$1,358	$768
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	3,996	1,502
Non-cash operating lease expense	37	-
Amortization expense	1,880	651
Amortization of deferred loan fees and line of credit fees	98	99
Remeasurement of contingent consideration liabilities	185	155
Stock-based compensation expense	3,440	-
Provision for doubtful accounts	(8)	(15)
Net unrealized gain on interest rate swap agreements	(9,327)	(1,572)
(Benefit) provision for deferred income tax	2,296	(1,059)
(Gain) loss on disposition of assets	-	(6)
Deferred gain on sale leaseback	-	(334)
Deferred rent	-	128
Change in operating assets and liabilities (net of effect of business combinations):
Accounts receivable	(547)	863
Other receivables	(8)	(2,850)
Inventories	(6,953)	(444)
Prepaid expenses and other current assets	2,388	884
Other assets	(1,861)	57
Accounts payable	2,103	(3,071)
Accrued liabilities and other payables	3,702	3,060
Net change in lease assets and liabilities	(791)	-
Other	-	(836)
Net cash provided by (used in) operating activities	1,988	(2,020)
Cash flows from investing activities
Proceeds from disposition of assets	-	6
Purchases of property, plant, and equipment	(3,454)	(7,792)
Net cash used in investing activities	(3,454)	(7,786)
Cash flows from financing activities
Principal payments on line of credit	(34,466)	(6,304)
Proceeds from line of credit	30,317	17,675
Outstanding checks in excess of cash	6,074	387
Principal payments on long-term debt	(3,753)	(2,482)
Principal payments on finance leases	(67)	-
Distributions to noncontrolling interest	(66)	-
Repurchase of public warrants	(172)	-
Payments on acquisition payable	(39)	(74)
Net cash (used in) provided by financing activities	(2,172)	9,202
Net change in cash, cash equivalents and restricted cash	(3,638)	(604)
Cash, cash equivalents and restricted cash, beginning of period	49,558	123,679
Cash, cash equivalents and restricted cash, end of period	$45,920	$123,075
Supplemental cash flow information
Cash paid during the period for:
Interest	$3,187	$2,603
Income taxes	$-	$-
Noncash investing and financing activities:
Increase in operating lease assets and liabilities upon adoption of ASC 842	$36,776	$-
Increase in finance lease assets and liabilities upon adoption of ASC 842	$67	$-

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

References to the "Company," "we," "our," "us," and similar pronouns in this Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2022 (this "Form 10-Q/A") refer to Vintage Wine Estates, Inc., a Nevada corporation, and its majority owned subsidiaries or controlled subsidiaries unless the context requires otherwise.

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

In the opinion of management, all adjustments necessary for a fair presentation of the unaudited condensed consolidated financial statements have been included in this Form 10-Q/A. Except as disclosed elsewhere in this Form 10-Q/A, all such adjustments are of a normal and recurring nature. In addition, financial results presented for this fiscal 2023 interim period are not necessarily indicative of the results that may be expected for the full fiscal year ending June 30, 2023 or any other future interim or annual period. These condensed consolidated financial statements are unaudited and accordingly, should be read in conjunction with the audited consolidated financial statements and related notes contained in our Annual Report on Form 10-K for the fiscal year ended June 30, 2023, filed with the SEC on October 13, 2023. The June 30, 2022 condensed consolidated balance sheet was derived from the audited consolidated financial statements as of that date.

Significant Accounting Policies

A description of the Company’s significant accounting policies is included in the audited financial statements within its Annual Report on Form 10-K for the fiscal year ended June 30, 2022. Except as noted below, there have been no material changes in the Company’s significant accounting policies during the three months ended September 30, 2022.

Use of Estimates

The preparation of financial statements in accordance with GAAP requires us to make estimates and assumptions that affect the reported amounts in the condensed consolidated financial statements and accompanying notes. These estimates form the basis for judgments we make about the carrying values of assets and liabilities that are not readily apparent from other sources. We base our estimates and judgments on historical experience and on various other assumptions that we believe are reasonable under the circumstances. These estimates are based on management’s knowledge about current events and expectations about actions we may undertake in the future. Significant estimates include, but are not limited to depletion allowance, allowance for credit losses, the net realizable value of inventory, expected future cash flows including growth rates, discount rates, and other assumptions and estimates used to evaluate the recoverability of long-lived assets, estimated fair values of intangible assets in acquisitions, intangible assets and goodwill for impairment, amortization methods and periods, the estimated fair value of long-term debt, the valuation of interest rate swaps, contingent consideration, common stock, stock-based compensation, accounting for income taxes and net assets held for sale. Actual results could differ materially from those estimates.

Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheet that sums to the total of the same such amounts as shown in the condensed consolidated statement of cash flows:

(in thousands)	September 30, 2022	June 30, 2022
	As Restated
Cash and cash equivalents	$45,920	$44,758
Restricted cash	-	4,800
Total cash, cash equivalents and restricted cash as shown in the consolidated statement of cash flows	$45,920	$49,558

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

Accounts Receivable and Allowance for Credit Losses

The Company adopted Accounting Standards Update ("ASU") ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326) and its related amendments as of July 1, 2022, see “Recently Adopted Accounting Pronouncements” below.

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

The provision for credit losses for the periods ended September 30, 2022 and June 30, 2022, was $0.4 million. We do not accrue interest on past-due amounts. Bad debt expense was insignificant for all reporting periods presented.

Other receivables include insurance related receivables, income tax receivable and other miscellaneous receivables.

Disaggregation of Revenue

The following table summarizes revenue by geographic region:

	Three Months Ended September 30,
(in thousands)	2022	2021
	As Restated
Geographic regions:
United States	$77,543	$54,498
International	537	1,537
Total net revenue	$78,080	$56,035

The following table provides a disaggregation of revenue based on the pattern of revenue recognition:

	Three Months Ended September 30,
(in thousands)	2022	2021
	As Restated
Point in time	$66,431	$47,170
Over a period of time	11,649	8,865
Total net revenue	$78,080	$56,035

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

The following table summarizes customer concentration of:

	Three Months Ended September 30,
	2022	2021
Revenue as a percent of total revenue
Customer A	19.2%	25.5%
Customer B	*	12.6%

The following table summarizes customer concentration of:

	September 30, 2022	June 30, 2022
Receivables as a percent of total receivables
Customer A	35.0%	26.0%
Customer B	*	*

* Customer revenue or receivables did not exceed 10% in the respective periods.

Revenue for sales from Customer A are included within the Wholesale and Business-to-Business segments and Customer B are included within the Business-to-Business segment.

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

The Company recognizes a right of use (“ROU”) asset representing its right to use the underlying asset for the lease term on the condensed consolidated balance sheet and related lease liabilities representing its obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. Because the rate implicit in each lease is not readily determinable, the Company uses its incremental borrowing rate to determine the present value of the lease payments. The ROU asset also includes adjustments for lease incentives receivable, deferred rent and prepaid rent when applicable. The Company’s lease terms may include options to extend the lease when it is reasonably certain that the Company will exercise that option. The

Company has made an accounting policy election not to recognize ROU assets and lease obligations for its short-term leases, which are defined as leases with an initial term of 12 months or less. However, the Company will recognize these lease payments in the condensed consolidated statements of operations and comprehensive income (loss) on a straight-line basis over the lease term and variable lease payments in the period in which the obligation is incurred.

Lease expense for operating leases is recognized on a straight-line basis over the lease term. For finance leases, the right-of-use asset is amortized to amortization expense and interest expense is recorded in connection with the lease liability. Payments under lease arrangements are primarily fixed, however, most lease agreements also contain some variable payments. Variable lease payments other than those that depend on an index or a rate are expensed as incurred and not included in the operating lease ROU assets and lease liabilities. These amounts primarily include payments for taxes, parking and common area expenses. See Note 10.

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

Casualty Gains

We suffered smoke-tainted inventory damage resulting from the October 2017 Napa and Sonoma County wildfires. We filed an insurance claim for this damage, which was settled in fiscal 2021 for approximately $3.8 million, net of legal costs. In fiscal 2022, we received an additional $2.7 million, net of legal costs, related to wildfire claims. During the three months ended September 30, 2022, we received an additional $0.5 million. The gain on litigation proceeds consists of payments we received from our insurer.

Segment Information

We operate in three reportable segments. Operating segments are defined as components of an enterprise about which separate financial information is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assessing performance. The Company’s chief operating decision maker (“CODM”), our Interim Chief Executive Officer, allocates resources and assesses performance based upon discrete financial information at the segment level.

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

The Company identified the population of real estate and equipment leases to which the guidance applies and implemented changes in its systems, procedures and controls relating to how lease information is obtained, processed and analyzed. In connection with the restatement, the Company has reclassified the deferred gain related to a previous sale and leaseback of $7.8 million, net of taxes of $2.9 million, to retained earnings. Refer to Note 2. Further, the Company recognized $37.6 million in ROU assets that represent the Company's right to use the underlying assets for the lease term and $39.2 million in lease obligations that represent the Company's obligation to make lease payments arising from the lease. The ROU assets recognized upon adoption of Topic 842, included the reclassification of approximately $2.1 million of deferred rent and $0.4 million of prepaid rent. See Note 10.

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

2. Restatement, Reclassification and Revision of Previously Issued Condensed Consolidated Financial Statements

The Company has restated its unaudited condensed consolidated financial statements as of and for the three months ended September 30, 2022.

An error was discovered during the process of closing the fiscal year ended June 30, 2023 and in conjunction with the year-end audit. The error was related to the treatment of a deferred gain as part of the implementation of ASC 842, Leases ("ASC 842"). In light of the restatement, the Company is also correcting and/or reclassifying certain immaterial out-of-period items and other adjustments in all periods presented, which include but are not limited to those related to the determination of the service period used in the recognition of stock-based compensation expense and classification of assets as part of the historical purchase price allocations for certain business combinations. Certain prior year amounts have been reclassified for consistency with the current year presentation. In addition, our beginning retained earnings decreased by $0.7 million, net of a tax benefit of $0.3 million, as a consequence of the impact of those identified immaterial errors to periods prior to July 1, 2021.

Regarding our previously reported unaudited condensed consolidated balance sheet as of September 30, 2022, the following table presents the adjustment of $10.7 million deferred gain arising from a prior-year sale leaseback transaction that should have been recognized as a cumulative-effect adjustment to retained earnings as part of the implementation of ASC 842, offset by previously recognized amortization for the quarter ended September 30, 2022 of $0.3 million.

In addition, the Company is adjusting for certain immaterial out-of-period items, reclassifications and other adjustments including but not limited to:

(i)
$1.3 million reclassification between cash and cash equivalents and accounts payable for classification of outstanding checks;
(ii)
$1.0 million adjustment to inventories due to incorrect inventory turns used to calculate overhead absorption on custom production;
(iii)
$2.9 million adjustment to property, plant and equipment, net due to overstatement of depreciation expense arising from the incorrect classification of assets as part of historical purchase price allocations;
(iv)
$1.3 million adjustment to intangible assets, net due to impairment recognized in 2022;
(v)
$2.3 million adjustment to deferred tax liability due to tax impact of adjustments;
(vi)
$3.0 million adjustment to additional paid-in capital due to overstatement of stock-based compensation expense arising from an incorrect service period used in expense recognition; and
(vii)
$11.8 million adjustment to retained earnings related to the $7.8 million reclass, net of taxes of $2.9 million, from deferred gain noted above, $1.8 million current period change in net income as well as prior year increase in accumulated deficit of $0.7 million, net of a tax benefit of $0.3 million, primarily due to a non-recurring adjustment for historical acquisitions of $1.6 million, offset by $0.9 million for adjustment to property, plant and equipment, net due to overstatement of depreciation expense.

CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)

	September 30, 2022
(in thousands)	As Previously Reported	Adjustments	As Restated
Assets
Current assets:
Cash and cash equivalents	$44,622	$1,298	$45,920
Inventories	200,759	(1,087)	199,672
Assets held for sale	6,553	6,668	13,221
Total current assets	309,536	6,879	316,415
Property, plant, and equipment, net	228,204	(3,738)	224,466
Intangible assets, net	62,672	(1,281)	61,391
Total assets	$809,303	$1,860	$811,163
Liabilities, redeemable noncontrolling interest, and stockholders' equity
Current liabilities:
Accounts payable	$20,352	$1,298	$21,650
Accrued liabilities and other payables	28,279	432	28,711
Total current liabilities	208,895	1,730	210,625
Deferred tax liability	29,952	4,584	34,536
Deferred gain	10,332	(10,332)	-
Total liabilities	453,137	(4,018)	449,119
Stockholders' equity:
Additional paid-in capital	382,376	(3,009)	379,367
Accumulated deficit (retained earnings)	(864)	9,056	8,192
Total Vintage Wine Estates, Inc. stockholders' equity	355,478	6,047	361,525
Noncontrolling interests	(594)	(169)	(763)
Total stockholders' equity	354,884	5,878	360,762
Total liabilities, redeemable noncontrolling interest, and stockholders' equity	$809,303	$1,860	$811,163

Regarding the previously reported unaudited condensed consolidated statement of operations for the three months ended September 30, 2022, the following table presents the impact of the restatement of $0.3 million amortization, adjusted through gain on sale leaseback, of a deferred gain of $10.7 million arising from a prior-year sale leaseback transaction that should have been recognized as a cumulative-effect adjustment to equity as part of the implementation of ASC 842.

In addition, the Company is adjusting for certain immaterial out-of-period items, reclassifications and other adjustments including but not limited to:

(i)
$1.2 million adjustment to cost of revenue due to out-of-period items related primarily to a non-recurring adjustment related to insurance due to the formation of VWE Captive, LLC;
(ii)
$1.6 million adjustment to selling, general and administrative expense due to a non-recurring adjustment for historical acquisitions; and
(iii)
$1.2 million adjustment to selling, general and administrative expense due to an overstatement of stock-based compensation expense arising from an incorrect service period used in expense recognition.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended September 30, 2022
(in thousands, except share and per share amounts)	As Previously Reported	Adjustments	As Restated
Net revenue
Wine, spirits and cider	$51,419	$851	$52,270
Total net revenue	77,229	851	78,080
Cost of revenue
Wine, spirits and cider	34,631	(1,610)	33,021
Nonwine	14,938	591	15,529
Total cost of revenue	49,569	(1,019)	48,550
Gross profit	27,660	1,870	29,530
Selling, general, and administrative expenses	33,707	(2,258)	31,449
Loss on remeasurement of contingent liability	826	(641)	185
Gain on sale leaseback	(334)	334	-
Gain on sale of property, plant, and equipment	(118)	118	-
Loss from operations	(7,702)	4,317	(3,385)
(Loss) income before provision for income taxes	(1,485)	4,317	2,832
Income tax provision	(849)	2,323	1,474
Net (loss) income	(636)	1,994	1,358
Net loss attributable to the noncontrolling interests	(343)	169	(174)
Net (loss) income attributable to Vintage Wine Estates, Inc.	(293)	1,825	1,532
Net (loss) income allocable to common stockholders	$(293)	$1,825	$1,532
Net earnings (loss) per share allocable to common stockholders
Basic	$(0.00)	$0.03	$0.03
Diluted	$(0.00)	$0.03	$0.03

The following table presents the impact of the adjustments and reclassifications discussed above on the unaudited condensed consolidated cash flow statement for the three months ending September 30, 2022:

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended September 30, 2022
(in thousands)	As Previously Reported	Adjustments	As Restated
Cash flows from operating activities
Net (loss) income	$(636)	$1,994	$1,358
Adjustments to reconcile net (loss) income to net cash from operating activities:
Depreciation	3,215	781	3,996
Amortization expense	1,978	(98)	1,880
Amortization of deferred loan fees and line of credit fees	-	98	98
Remeasurement of contingent consideration liabilities	826	(641)	185
Stock-based compensation expense	4,651	(1,211)	3,440
Provision for doubtful accounts	(280)	272	(8)
(Benefit) provision for deferred income tax	(27)	2,323	2,296
Gain on disposition of assets	(118)	118	-
Deferred gain on sale leaseback	(334)	334	-
Deferred rent	(2,079)	2,079	-
Change in operating assets and liabilities (net of effect of business combinations):
Accounts receivable	48	(595)	(547)
Inventories	(6,957)	4	(6,953)
Prepaid expenses and other current assets	3,916	(1,528)	2,388
Accounts payable	2,363	(260)	2,103
Accrued liabilities and other payables	5,293	(1,591)	3,702
Net change in lease assets and liabilities	1,288	(2,079)	(791)
Net cash provided by operating activities	1,988	-	1,988
Cash flows from financing activities
Outstanding checks in excess of cash	4,042	2,032	6,074
Net cash used in financing activities	(4,204)	2,032	(2,172)
Net change in cash, cash equivalents and restricted cash	(5,670)	2,032	(3,638)
Cash, cash equivalents and restricted cash, beginning of period	50,292	(734)	49,558
Cash, cash equivalents and restricted cash, end of period	$44,622	$1,298	$45,920
Supplemental cash flow information
Noncash investing and financing activities:
Increase in finance lease assets and liabilities upon adoption of ASC 842	$759	$(692)	$67

Reclassifications and Revisions

Subsequent to the issuance of the Company's financial statements as of the year ended June 30, 2022, the Company discovered an error in its classification of purchase price for specific properties, which resulted in the Company overstating depreciable assets and the related depreciation expense for post-acquisition periods. Management has evaluated this misstatement, which understated property, plant and equipment, net and overstated inventories and the related cost of revenue, and concluded it was not material to prior periods, individually or in the aggregate. However, correcting the cumulative effect of the error in the current period would have had a material effect on the results of operations for such period. Therefore, the Company is revising the relevant prior period consolidated financial statements and related footnotes for this error and other immaterial out-of-period items for comparative purposes. The Company will also correct previously reported financial information for such immaterial errors in future filings, as applicable. Additionally, comparative prior period amounts in the applicable notes to the unaudited condensed consolidated financial statements have been revised, certain prior year amounts have been reclassified for consistency with the current year presentation, and our beginning retained earnings decreased $0.7 million, net of a tax benefit of $0.3 million, as a consequence of the impact of those identified immaterial errors to periods prior to July 1, 2021.

Regarding our previously reported consolidated balance sheet as of June 30, 2022, the following table presents the impact of certain immaterial out-of-period items, reclassifications and other adjustments including but not limited to:

(i)
$1.8 million reclassification from restricted cash to cash and cash equivalents as well as $0.7 million reclassification for outstanding checks between cash and cash equivalents and accounts payable;
(ii)
$1.9 million non-recurring adjustment to prepaid expenses and other current assets related to the formation of VWE Captive, LLC;
(iii)
$2.6 million adjustment to property, plant and equipment, net due to an overstatement of depreciation expense arising from the incorrect classification of assets as part of historical purchase price allocations;
(iv)
$1.5 million reclassification between property, plant and equipment and inventories related to specific spirits barrels;
(v)
$1.3 million adjustment to intangible assets, net due to impairment;
(vi)
$2.1 million non-recurring adjustment to accrued liabilities and other payables for historical acquisitions;
(vii)
$1.8 million adjustment to additional paid-in capital and retained earnings due to overstatement of stock-based compensation expense arising from an incorrect service period used in expense recognition; and
(viii)
$0.7 million adjustment to accumulated deficit due to a prior year retained earnings decrease of $0.7 million, net of tax benefit of $0.3 million, primarily due to a non-recurring adjustment for historical acquisitions of $1.6 million, offset by $0.9 million for adjustment to property, plant and equipment, net due to overstatement of depreciation expense.

CONSOLIDATED BALANCE SHEET

	June 30, 2022
(in thousands)	As Previously Reported	Adjustments	As Revised
Assets
Current assets:
Cash and cash equivalents	$43,692	$1,066	$44,758
Restricted cash	6,600	(1,800)	4,800
Accounts receivable, net	38,192	(323)	37,869
Inventories	192,102	820	192,922
Prepaid expenses and other current assets	13,394	(1,530)	11,864
Total current assets	300,723	(1,767)	298,956
Property, plant, and equipment, net	236,100	2,619	238,719
Intangible assets, net	64,377	(1,280)	63,097
Total assets	$765,895	$(428)	$765,467
Liabilities, redeemable noncontrolling interest, and stockholders' equity
Current liabilities:
Accounts payable	$13,947	$(474)	$13,473
Accrued liabilities and other payables	24,204	2,793	26,997
Total current liabilities	197,275	2,319	199,594
Other long-term liabilities	6,491	564	7,055
Deferred tax liability	29,979	(654)	29,325
Total liabilities	413,506	2,229	415,735
Redeemable noncontrolling interest	1,663	(169)	1,494
Stockholders' equity:
Additional paid-in capital	377,897	(1,798)	376,099
Accumulated deficit	(571)	(521)	(1,092)
Total Vintage Wine Estates, Inc. stockholders' equity	351,292	(2,319)	348,973
Noncontrolling interests	(566)	(169)	(735)
Total stockholders' equity	350,726	(2,488)	348,238
Total liabilities, redeemable noncontrolling interest, and stockholders' equity	$765,895	$(428)	$765,467

The following table presents the impact of certain immaterial out-of-period items, reclassifications and other adjustments to our previously reported unaudited condensed consolidated statement of operations for the three months ending September 30, 2021 including but not limited to a $3.1 million adjustment to cost of revenue: wine, spirits and cider due to an understatement of costs resulting from incorrect overhead absorption.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended September 30,
	2021
(in thousands, except share and per share amounts)	As Previously Reported	Adjustments	As Revised
Net revenue
Wine, spirits and cider	$36,287	$348	$36,635
Total net revenue	55,687	348	56,035
Cost of revenue
Wine, spirits and cider	20,588	3,132	23,720
Total cost of revenue	32,250	3,132	35,382
Gross profit	23,437	(2,784)	20,653
Selling, general, and administrative expenses	16,983	(5)	16,978
Amortization expense	651	-	651
Loss on remeasurement of contingent liability	-	155	155
(Loss) from operations	6,143	(2,934)	3,209
Other income (expense)
Net unrealized gain on interest rate swap agreements	1,393	179	1,572
Total other income, net	(2,171)	179	(1,992)
Income before provision for income taxes	3,972	(2,755)	1,217
Income tax provision	1,193	(744)	449
Net income	2,779	(2,011)	768
Net income attributable to Vintage Wine Estates, Inc.	2,754	(1,961)	793
Net income allocable to common stockholders	$2,754	$(1,961)	$793
Net earnings per share allocable to common stockholders
Basic	$0.05	$(0.04)	$0.01
Diluted	$0.05	$(0.04)	$0.01

The following table presents the impact of the adjustments and reclassifications discussed above on the unaudited condensed consolidated cash flow statement for the three months ending September 30, 2021:

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended September 30,
	2021
(in thousands)	As Previously Reported	Adjustments	As Revised
Cash flows from operating activities
Net income	$2,779	(2,011)	$768
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	3,503	(2,001)	1,502
Amortization expense	750	(99)	651
Amortization of deferred loan fees and line of credit fees	-	99	99
Remeasurement of contingent consideration liabilities	-	155	155
Net unrealized gain on interest rate swap agreements	(1,393)	(179)	(1,572)
(Benefit) provision for deferred income tax	-	(1,059)	(1,059)
Change in operating assets and liabilities (net of effect of business combinations):
Inventories	(4,671)	4,227	(444)
Accrued liabilities and other payables	1,356	1,704	3,060
Other	-	(836)	(836)
Net cash provided by operating activities	(2,020)	-	(2,020)

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

The terms of the acquisition also provide for the possibility of additional contingent consideration of up to $10.0 million based on Meier's exceeding current EBITDA levels over each of the next three years. The earn out consideration will be paid in a combination of 50% cash and 50% stock. The common stock shares issued are also subject to the terms of the lock-up agreement.

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

4. Inventory (as restated)

Inventory consists of the following:

(in thousands)	September 30, 2022	June 30, 2022
	As Restated
Bulk wine, spirits and cider	$91,848	$88,978
Bottled wine, spirits and cider	88,201	86,785
Bottling and packaging supplies	18,367	16,328
Nonwine inventory	1,256	831
Total inventories	$199,672	$192,922

For the three months ended September 30, 2022 and 2021, the Company did not recognize any losses related to reducing inventory to its net realizable value.

For the three months ended September 30, 2022 and fiscal year ended June 30, 2022, the Company's inventory balances are presented net of inventory reserves of zero and $2.2 million, respectively, for bulk wine, spirits and cider inventory, $1.5 million and $1.8 million, respectively, for bottled wine, spirits and cider inventory and $0.4 million and $0.4 million, respectively, for bottling and packaging supplies inventory.

5. Assets Held for Sale (as restated)

During the period ended September 30, 2022, the Company had two asset groups classified as held for sale. The assets held for sale include certain real property related to Laetitia vineyards and land and property, plant and equipment and assumption of a land lease related to the Tamarack Cellars production facility. These assets are being marketed for sale. The Company intends to complete the sales of the assets within twelve months.

The carrying amounts of assets held for sale consists of the following:

(in thousands)	September 30, 2022
Laetitia vineyards land held for sale	$13,233
Tamarack Cellars property, plant and equipment held for sale	2,767
Less accumulated depreciation and amortization	(2,779)
Total assets held for sale	$13,221

The cash flows related to held for sale assets have not been segregated and remain included in the major classes of assets.

There were no assets classified as held for sale for the year ended June 30, 2022.

6. Property, Plant and Equipment (as restated)

Property, plant and equipment consists of the following:

(in thousands)	September 30, 2022	June 30, 2022
	As Restated
Buildings and improvements	$138,875	$139,223
Land	35,318	46,632
Machinery and equipment	77,935	77,676
Cooperage	9,289	10,165
Vineyards	10,968	12,860
Furniture and fixtures	1,796	1,754
	274,181	288,310
Less accumulated depreciation and amortization	(68,032)	(66,987)
	206,149	221,323
Construction in progress	18,317	17,396
	$224,466	$238,719

Depreciation and amortization expense related to property and equipment was $4.0 million and $1.6 million for the three months ended September 30, 2022 and 2021, respectively.

7. Goodwill and Intangible Assets (as restated)

Goodwill

There were no changes in the carrying amounts of goodwill from fiscal year ended June 30, 2022.

Intangible Assets

The following tables summarize other intangible assets by class:

	September 30, 2022
(in thousands)	Gross Intangible	Accumulated Amortization	Net Intangible	Weighted Average Remaining Amortization Period (in years)
Indefinite-life intangibles	As Restated		As Restated	As Restated
Trade names and trademarks	$28,922	$-	$28,922	N/A
Winery use permits	6,750	-	6,750	N/A
Total Indefinite-life intangibles	35,672	-	35,672

Definite-life intangibles
Customer and Sommelier relationships	30,700	(6,523)	24,177	4.2
Trade names and trademarks	1,900	(358)	1,542	3.7
Total definite-life intangibles	32,600	(6,881)	25,719
Total other intangible assets	$68,272	$(6,881)	$61,391

	June 30, 2022
(in thousands)	Gross Intangible	Accumulated Amortization	Accumulated Impairment Losses	Net Intangible	Weighted Average Remaining Amortization Period (in years)
Indefinite-life intangibles
Trade names and trademarks	$30,203	$-	$(1,281)	$28,922	N/A
Winery use permits	6,750	-	-	6,750	N/A
Total Indefinite-life intangibles	36,953	-	(1,281)	35,672

Definite-life intangibles
Customer and Sommelier relationships	30,700	(4,922)	-	25,778	4.4
Trade names and trademarks	1,900	(253)	-	1,647	3.5
Total definite-life intangibles	32,600	(5,175)	-	27,425
Total other intangible assets	$69,553	$(5,175)	$(1,281)	$63,097

Amortization expense of definite-life intangibles was $1.7 million and $0.5 million for the three months ended September 30, 2022 and 2021, respectively.

As of September 30, 2022, estimated future amortization expense for definite-lived assets is as follows:

(in thousands)
2023 remaining	$5,116
2024	6,811
2025	5,292
2026	4,527
2027	3,179
Thereafter	794
Total estimated amortization expense	$25,719

8. Accrued Liabilities (as restated)

The major classes of accrued liabilities are summarized as follows:

	September 30, 2022	June 30, 2022
(in thousands)	As Restated
Accrued purchases	$13,573	$6,728
Accrued employee compensation	4,551	5,580
Other accrued expenses	5,102	8,867
Non related party accrued interest expense	517	429
Contingent consideration	3,256	2,710
Unearned Income	296	642
Captive insurance liabilities	1,416	2,041
Total Accrued liabilities and other payables	$28,711	$26,997

9. Fair Value Measurements (as restated)

The following tables present assets and liabilities measured at fair value on a recurring basis:

	September 30, 2022
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$36,738	$-	$-	$36,738
Interest rate swaps (1)		18,381		18,381
Total	$36,738	$18,381	$-	$55,119

Liabilities:
Contingent consideration liabilities (2)	$-	$-	$9,302	$9,302
Total	$-	$-	$9,302	$9,302

	June 30, 2022
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$36,616	$-	$-	$36,616
Interest rate swaps (1)		9,157		9,157
Total	$36,616	$9,157	$-	$45,773

Liabilities:
Contingent consideration liabilities (2)	$-	$-	$9,156	$9,156
Total	$-	$-	$9,156	$9,156

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

The following table provides a reconciliation of liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

Contingent Consideration
(in thousands)	As Restated
Balance at June 30, 2022	$9,156
Acquisitions	-
Payments	(39)
Change in fair value	185
Balance at September 30, 2022	9,302
Less: current portion	(3,256)
Long term portion	$6,046

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

In connection with the restatement, the Company has reclassified the deferred gain related to a previous sale and leaseback of $7.8 million, net of taxes of $2.9 million, to retained earnings. See Note 2.

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

Line of Credit

The Company has a $480.0 million amended and restated loan and security agreement consisting of an accounts receivable and inventory revolving facility up to $230.0 million, a term loan in a principal amount of up to $100.0 million, a capital expenditures facility in an aggregate principal of up to $50.0 million, and a delay draw term loan facility up to an aggregate of $100.0 million which was limited to an aggregate of $55.0 million. Upon consummation of the merger transaction, the requirements of the delayed draw term loan were met. The effective interest rate under the revolving facility was 2.6% and 4.0% as of September 30, 2022 and 2021, respectively. The Company had availability under the line of credit as of September 30, 2022 and June 30, 2022, respectively.

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

On October 12, 2023, the Company entered into a fourth amendment to the Second Amended and Restated Loan and Security Agreement (the “Fourth Amendment”) by and among the Company, the Borrowers, the Lenders party thereto, and Agent. The Fourth Amendment, among other things: (i) waives certain existing events of default relating to the Company’s failure to comply with the financial covenants and financial reporting requirements set forth in the Credit Agreement for prior fiscal periods; (ii) reduces the aggregate revolving commitment and the aggregate delayed draw term loan commitment to $200,000,000 and $38,100,000, respectively; (iii) replaces the maximum debt to capitalization financial covenant with a minimum adjusted EBITDA financial covenant of not less than (1) $4,000,000 for the fiscal quarter ending September 30, 2023, (2) $17,000,000 for the two fiscal quarter period ending December 31, 2023, (3) $27,000,000 for the three fiscal quarter period ending March 31, 2024, (4) $34,000,000 for the four fiscal quarter period ending June 30, 2024, and (5) $35,000,000 for each four fiscal quarter period ending thereafter; (iv) adds a minimum liquidity covenant of $25,000,000 (or, for fiscal quarters ending in December, $15,000,000), which applies only for the fiscal quarters ending September 30, 2023 through and including December 31, 2024 (the “Covenant Modification Period”); (v) suspends the minimum fixed charge coverage ratio covenant for the fiscal quarters ending September 30, 2023 through and including June 30, 2024 and provides for a step-down of the minimum fixed charge coverage ratio to 1.00:1.00 for the remainder of the Covenant Modification Period; (vi) adds an equity cure right for the Company in the event of future breaches of the financial covenants; (vii) reduces revolver availability by (1) $15,000,000 during the months of February through September of each year and (2) $10,000,000 during the months of October through January of each year; (viii) suspends the exercise of incremental facilities during the Covenant Modification Period; (ix) restricts all permitted acquisitions during the term of the credit facilities, unless previously approved by the required Lenders; (x) increases in the applicable margin for all credit facilities to 3.00% for SOFR Loans and 2.00% for ABR Loans, which margins will step-up further if certain prepayments of the Term Loans are not made by certain dates prescribed in the Amendment; (xi) adds additional mandatory prepayments of (1) $10,000,000 by no later than March 31, 2024, (2) an additional $10,000,000 by no later than June 30, 2024 and (3) an additional $25,000,000 by no later than December 31, 2024; (xii) adds additional mandatory prepayments in the event that the Borrowers maintain a cash balance in excess of $20,000,000; (xiii) permits additional sales of certain real property with an aggregate appraised value of approximately $60,000,000, in addition to related personal property assets; and (xiv) adds certain additional reporting requirements to Agent and the Lenders.

As a result, as of the date hereof, the Company has received a waiver for certain events of default and is in compliance with its covenants contained in the Second A&R Loan and Security Agreement.

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

No Earnout Shares were issued as of September 30, 2022.

Meier's Earnout Shares

In connection with the closing of the Meier's business combination with Paul T. Lux Irrevocable Trust pursuant to a merger agreement dated January 18, 2022, Mr. Lux is entitled to receive up to an additional $5 million of the Company’s common stock, subject to the terms of the earnout agreement. The Company will make earnout payments based on the product of the amount of adjusted EBITDA in calendar 2022, 2023 and 2024 over EBITDA threshold, as defined in the merger agreement, and the earnout multiple of seven. The earnout payment shall be paid 50% in cash and 50% in the Company's common stock. No shares were issued through September 30, 2022.

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

The following table provides total stock-based compensation expense by award type:

	Three Months Ended
	September 30, 2022	September 30, 2021
(in thousands)	As Restated
Stock option awards	$489	$-
Restricted stock units	2,951	-
Total stock-based compensation	$3,440	$-

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

The following table presents a summary of stock option activity under the 2021 Plan:

As Restated	Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Years) (As Restated)	Aggregate Intrinsic Value
Outstanding at June 30, 2022	3,503,527	$10.50	8.9	$-
Granted	173,364	10.50	10.0	-
Exercised	-	-	-	-
Forfeited or cancelled	(1,250)	10.50	-	-
Outstanding at September 30, 2022	3,675,641	$10.50	9.0	-

Total unrecognized compensation expense related to the stock options was $7.9 million, which is expected to be recognized over a weighted-average period of 5.0 years. No stock options were vested and exercisable as of September 30, 2022.

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

13. Income Taxes (as restated)

The increase in our effective tax rate for the three months ended September 30, 2022 was primarily due to changes in pre-tax income and permanent items, which primarily consist of non-deductible officer compensation expense, as compared to the three months ended September 30, 2021.

For the three months ended September 30, 2022, the effective tax rate differs from the federal statutory rate of 21% primarily due to permanent items related to non-deductible officers compensation expense. For the three months ended September 30, 2021, the effective tax rate differs from the federal statutory rate of 21% primarily due to state taxes.

The provisional measurements of fair value for income taxes payable and deferred taxes for the acquisitions of Vinesse, ACE Cider and Meier's may be subject to changes as additional information is received and certain tax returns are finalized. The Company expects to finalize the fair value measurements as soon as practicable, but not later than one year from the date of acquisition.

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

We have a revenue sharing agreement with Sonoma Brands Partners II, LLC where a portion of B.R. Cohn and Clos Pegase sales during various events throughout the year are paid to Sonoma Brands Partners II, LLC. Sonoma Brands Partners II, LLC is managed by a member of the Company's board of directors. For the three months ended September 30, 2022 and 2021, we made no payments to Sonoma Brands Partners II, LLC.

The Company has a contract with Bin-to-bottle, a storage and bottling company owned by Patrick Roney, for storage purposes. The expenses incurred for storage were immaterial for the years ended June 30, 2023 and 2022.

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

Other —Other is included in the tables below for purposes of reconciliation of revenues and profit but is not considered a reportable segment. In 2022, it included revenue from grape and bulk wine sales and storage services. In 2023 and going forward, these immateial revenues are recorded in the B2B segment. We record corporate level expenses, non-direct selling expenses and other expenses not specifically allocated to the results of operations in Other.

The following tables present net revenue and income from operations directly attributable to the Company's segments:

	Three Months Ended September 30, 2022
	As Restated
(in thousands)	Wholesale	Direct-to-Consumer	Business-to-Business	Other	Total
Segment Results
Net revenue	$23,987	$19,992	$34,180	$(79)	$78,080
Income (loss) from operations	$2,288	$1,969	$10,533	$(18,175)	$(3,385)

	Three Months Ended September 30, 2021
(in thousands)	Wholesale	Direct-to-Consumer	Business-to-Business	Other	Total
Segment Results
Net revenue	$16,203	$15,263	$24,467	$102	$56,035
Income (loss) from operations	$3,042	$2,031	$6,229	$(8,093)	$3,209

There was no inter-segment activity for any of the given reporting periods presented.

Depreciation expense recognized by operating segment is summarized below:

(in thousands)	Wholesale	Direct-to-Consumer	Business-to-Business	Other	Total
For the periods ended September 30:
2022	$40	$291	$235	$448	$1,014
2021	$-	$300	$-	$-	$300

Amortization expense recognized by operating segment is summarized below:

(in thousands)	Wholesale	Direct-to-Consumer	Business-to-Business	Other	Total
For the periods ended September 30:
2022	$596	$745	$364	$-	$1,705
2021	$10	$613	$3	$25	$651

Excluding the property, plant, and equipment specific to assets located at our tasting facilities, and the customer and sommelier relationships and intangible assets specific to the Sommelier acquisition, given the nature of our business, revenue generating assets are utilized across segments, therefore, discrete financial information related to segment assets and other balance sheet data is not available and the information continues to be aggregated.

17. Earnings Per Share (as restated)

The following table reconciles the number of common shares used to compute basic and diluted earnings per share attributable to Vintage Wine Estates, Inc., shareholders:

	Three Months Ended September 30,
	2022	2021
(in thousands, except for per share amounts)	As Restated
Net income	$1,358	$768
Less: loss allocable to noncontrolling interest	(174)	(25)
Net income allocable to common shareholders	$1,532	$793

Numerator – Basic EPS
Net income allocable to common shareholders	$1,532	$793
Net income allocated to common shareholders	$1,532	$793

Numerator – Diluted EPS
Net income allocated to common shareholders	$1,532	$793
Net income allocated to common shareholders	$1,532	$793

Denominator – Basic Common Shares
Weighted average common shares outstanding - Basic	58,819,160	60,461,611

Denominator – Diluted Common Shares
Weighted average common shares - Diluted	58,819,160	60,461,611

Net income per share – basic:
Common Shares	$0.03	$0.01
Net income per share – diluted:
Common Shares	$0.03	$0.01

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

On October 12, 2023, the Company entered into a fourth amendment to the Second Amended and Restated Loan and Security Agreement (the “Fourth Amendment”) by and among the Company, the Borrowers, the Lenders party thereto, and Agent. The Fourth Amendment, among other things: (i) waives certain existing events of default relating to the Company’s failure to comply with the financial covenants and financial reporting requirements set forth in the Credit Agreement for prior fiscal periods; (ii) reduces the aggregate revolving commitment and the aggregate delayed draw term loan commitment to $200,000,000 and $38,100,000, respectively; (iii) replaces the maximum debt to capitalization financial covenant with a minimum adjusted EBITDA financial covenant of not less than (1) $4,000,000 for the fiscal quarter ending September 30, 2023, (2) $17,000,000 for the two fiscal quarter period ending December 31, 2023, (3) $27,000,000 for the three fiscal quarter period ending March 31, 2024, (4) $34,000,000 for the four fiscal quarter period ending June 30, 2024, and (5) $35,000,000 for each four fiscal quarter period ending thereafter; (iv) adds a minimum liquidity covenant of $25,000,000 (or, for fiscal quarters ending in December, $15,000,000), which applies only for the fiscal quarters ending September 30, 2023 through and including December 31, 2024 (the “Covenant Modification Period”); (v) suspends the minimum fixed charge coverage ratio covenant for the fiscal quarters ending September 30, 2023 through and including June 30, 2024 and provides for a step-down of the minimum fixed charge coverage ratio to 1.00:1.00 for the remainder of the Covenant Modification Period; (vi) adds an equity cure right for the Company in the event of future breaches of the financial covenants; (vii) reduces revolver availability by (1) $15,000,000 during the months of February through September of each year and (2) $10,000,000 during the months of October through January of each year; (viii) suspends the exercise of incremental facilities during the Covenant Modification Period; (ix) restricts all permitted acquisitions during the term of the credit facilities, unless previously approved by the required Lenders; (x) increases in the applicable margin for all credit facilities to 3.00% for SOFR Loans and 2.00% for ABR Loans, which margins will step-up further if certain prepayments of the Term Loans are not made by certain dates prescribed in the Amendment; (xi) adds additional mandatory prepayments of (1) $10,000,000 by no later than March 31, 2024, (2) an additional $10,000,000 by no later than June 30, 2024 and (3) an additional $25,000,000 by no later than December 31, 2024; (xii) adds additional mandatory prepayments in the event that the Borrowers maintain a cash balance in excess of $20,000,000; (xiii) permits additional sales of certain real property with an aggregate appraised value of approximately $60,000,000, in addition to related personal property assets; and (xiv) adds certain additional reporting requirements to Agent and the Lenders.

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

Restatement of Previously Issued Financial Statements

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” has been amended and restated to give effect to the restatement of our financial statements, as more fully described in Note 2 to our financial statements entitled “Restatement, Reclassification and Revision of Previously Issued Condensed Consolidated Financial Statements.” For further detail regarding the restatement, see the “Explanatory Note” to this Quarterly Report on Form 10-Q/A.

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

Net Revenue

We generate revenue from our segments: Wholesale, Business-to-Business ("B2B") and Direct-to-Consumer ("DTC"). We recognize revenue from sales when obligations under the terms of a contract with our customer are satisfied. Generally, this occurs when the product is shipped, and title passes to the customer, and when control of the promised product or service is transferred to the customer. Our standard terms are free on board, or FOB, shipping point, with no customer acceptance provisions. Revenue is measured as the amount of consideration expected to be received in exchange for transferring products. We recognize revenue net of any taxes collected from customers, which are subsequently remitted to governmental authorities. We account for shipping and handling as activities to fulfill our promise to transfer the associated products. Accordingly, we record amounts billed for shipping and handling costs as a component of net sales and classify such costs as a component of costs of sales. Our products are generally not sold with a right of return unless the product is spoiled or damaged. Historically, returns have not been significant to us.

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

Results of Operations (as restated)

Our financial performance is classified into the following segments: Wholesale, B2B, and DTC. Our corporate operations, including centralized selling, general and administrative expenses are not allocated to the segments, as management does not believe such items directly reflect our core operations. However, we allocate re-measurements of contingent consideration and impairment of goodwill and intangible assets to our segments. Other than our long-term property, plant and equipment for wine tasting facilities, and customer lists, trademarks and trade names specific to acquired companies, our revenue generating assets are utilized across segments. Accordingly, the foregoing items are not allocated to the segments and are not discussed separately as any results that had a significant impact on operating results are included in the consolidated results discussion above.

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

Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021

Wholesale Segment Results

The following table presents summary financial data for our Wholesale segment:

	Three Months Ended September 30,		Dollar	Percent
(in thousands, except %)	2022	2021	Change	Change
	As Restated
Net revenue	$23,987	$16,203	$7,784	48.0%
Income from operations	$2,288	$3,042	$(754)	-24.8%

Wholesale net revenue for the three months ended September 30, 2022 increased $7.8 million, or 48.0%, from the three months ended September 30, 2021. The increase was primarily attributable to an increase in sales of $6.9 million related to acquisition case volumes.

Wholesale income from operations for the three months ended September 30, 2022 decreased $0.8 million, or 24.8%, from the three months ended September 30, 2021. The decrease was attributable to higher costs due to inflation and supply chain challenges.

B2B Segment Results

The following table presents summary financial data for our B2B segment:

	Three Months Ended September 30,
	2022	2021	Dollar	Percent
(in thousands, except %)	As Restated		Change	Change
Net revenue	$34,180	$24,467	$9,713	39.7%
Income from operations	$10,533	$6,229	$4,304	69.1%

B2B net revenue for the three months ended September 30, 2022 increased $9.7 million, or 39.7%, from the three months ended September 30, 2021. The increase was primarily attributable to increased custom production as well as an increase of $4.9 million related to acquisitions.

B2B income from operations for the three months ended September 30, 2022 increased $4.3 million, or 69.1%, from the three months ended September 30, 2021. The increase was attributable to increased margin on bulk distilled alcohol sales partially offset by a loss from operations of $0.7 million related to acquisitions.

DTC Segment Results

The following table presents summary financial data for our DTC segment:

	Three Months Ended September 30,
	2022	2021	Dollar	Percent
(in thousands, except %)	As Restated		Change	Change
Net revenue	$19,992	$15,263	$4,729	31.0%
Income from operations	$1,969	$2,031	$(62)	-3.1%

DTC net revenue for the three months ended September 30, 2022 increased $4.7 million, or 31.0%, from the three months ended September 30, 2021. The increase was primarily attributable to increased e-commerce and wine club revenue as well as an increase of $3.1 million related to acquisitions.

DTC income from operations for the three months ended September 30, 2022 decreased $0.1 million, or 3.1% from the three months ended September 30, 2021. The decrease was attributable to higher costs due to inflation and supply chain challenges.

Case Volumes

The following tables summarize 9-liter equivalent cases by segment:

	Three Months Ended September 30,
(in thousands)	2022	2021	Unit Change	% Change
Wholesale	539	209	330	157.9%
B2B	*	*	*	*
DTC	99	60	39	65.0%
Total case volume	638	269	369	137.2%

*B2B segment sales are not primarily related to case volumes, therefore the Company has elected to not report case volumes for this segment as it would not be indicative of the underlying performance of the business.

The increase in case volumes was primarily due to wholesale which was driven by the ACE Cider acquisition that ships higher case volumes of lower priced product. Increased DTC volumes were driven by televised sales and Wine Clubs.

Non-GAAP Financial Measures (as restated)

The following is a reconciliation of net income to Adjusted EBITDA and net income margin to Adjusted EBITDA margin for the periods presented:

	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021
	As Restated
Net income	$1,358	$768
Interest expense	3,381	3,603
Income tax provision	1,474	449
Depreciation	3,996	1,502
Amortization	1,811	651
Stock-based compensation expense	3,440	-
Net unrealized gain on interest rate swap agreements	(9,327)	(1,572)
Loss (gain) on disposition of assets	-	(340)
Deferred rent adjustment	-	128
Gain on litigation proceeds	(530)	-
Adjusted EBITDA	$5,603	$5,189
Revenue	$78,080	$56,035
Net income margin	1.7%	1.4%
Adjusted EBITDA margin	7.2%	9.3%

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

Management uses these non-GAAP measures to understand and compare operating results across reporting periods for various purposes including internal budgeting and forecasting, short and long-term operating planning, employee incentive compensation, and debt compliance. These non-GAAP measures are not intended to replace the presentation of our financial results in accordance with GAAP. Use of the terms Adjusted EBITDA and Adjusted EBITDA margin are not calculated in the same manner by all companies, and accordingly, are not necessarily comparable to similarly titled measures of other companies and may not be an appropriate measure for performance relative to other companies. Adjusted EBITDA and Adjusted EBITDA margin, which are not prepared in accordance with GAAP, should not be construed as an indicator of our operating performance in isolation from, or as a substitute for, respectively, net (loss) income or net (loss) income margin (defined as net (loss) income divided by revenue), which are indicators prepared in accordance with GAAP. We have presented Adjusted EBITDA and Adjusted EBITDA margin solely as supplemental disclosure because we believe it allows for a more complete analysis of our results of operations. In the future, we may incur expenses such as those added back to calculate Adjusted EBITDA. Our presentation of Adjusted EBITDA and Adjusted EBITDA margin should not be construed as an inference that our future results will be unaffected by these items.

Liquidity and Capital Resources (as restated)

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

On May 9, 2023, we entered into an amendment to its Second A&R Loan and Security Agreement (defined in Note 11) that adjusted the definition of certain financial covenants for the quarter ended March 31, 2023. As a result, the definition of Adjusted EBITDA (as defined in the Second A&R Loan and Security Agreement) as utilized in the fixed charge coverage ratio was modified to allow certain addbacks to Adjusted EBITDA. As a result, at March 31, 2023, we believe we will be in compliance with the covenants contained in the Second A&R Loan and Security Agreement. Refer to Note 11– Long-Term and Other Short-Term Obligations, of the Notes to Condensed Consolidated Financial Statements (Part I, Item 1 of this Form 10-Q/A) for further discussion.

On October 12, 2023, the Company entered into a fourth amendment to the Second Amended and Restated Loan and Security Agreement (the “Fourth Amendment”) by and among the Company, the Borrowers, the Lenders party thereto, and Agent. The Fourth Amendment, among other things: (i) waives certain existing events of default relating to the Company’s failure to comply with the financial covenants and financial reporting requirements set forth in the Credit Agreement for prior fiscal periods; (ii) reduces the aggregate revolving commitment and the aggregate delayed draw term loan commitment to $200,000,000 and $38,100,000, respectively; (iii) replaces the maximum debt to capitalization financial covenant with a minimum adjusted EBITDA financial covenant of not less than (1) $4,000,000 for the fiscal quarter ending September 30, 2023, (2) $17,000,000 for the two fiscal quarter period ending December 31, 2023, (3) $27,000,000 for the three fiscal quarter period ending March 31, 2024, (4) $34,000,000 for the four fiscal quarter period ending June 30, 2024, and (5) $35,000,000 for each four fiscal quarter period ending thereafter; (iv) adds a minimum liquidity covenant of $25,000,000 (or, for fiscal quarters ending in December, $15,000,000), which applies only for the fiscal quarters ending September 30, 2023 through and including December 31, 2024 (the “Covenant Modification Period”); (v) suspends the minimum fixed charge coverage ratio covenant for the fiscal quarters ending September 30, 2023 through and including June 30, 2024 and provides for a step-down of the minimum fixed charge coverage ratio to 1.00:1.00 for the remainder of the Covenant Modification Period; (vi) adds an equity cure right for the Company in the event of future breaches of the financial covenants; (vii) reduces revolver availability by (1) $15,000,000 during the months of February through September of each year and (2) $10,000,000 during the months of October through January of each year; (viii) suspends the exercise of incremental facilities during the Covenant Modification Period; (ix) restricts all permitted acquisitions during the term of the credit facilities, unless previously approved by the required Lenders; (x) increases in the applicable margin for all credit facilities to 3.00% for SOFR Loans and 2.00% for ABR Loans, which margins will step-up further if certain prepayments of the Term Loans are not made by certain dates prescribed in the Amendment; (xi) adds additional mandatory prepayments of (1) $10,000,000 by no later than March 31, 2024, (2) an additional $10,000,000 by no later than June 30, 2024 and (3) an additional $25,000,000 by no later than December 31, 2024; (xii) adds additional mandatory prepayments in the event that the Borrowers maintain a cash balance in excess of $20,000,000; (xiii) permits additional sales of certain real property with an aggregate appraised value of approximately $60,000,000, in addition to related personal property assets; and (xiv) adds certain additional reporting requirements to Agent and the Lenders.

As a result, as of the date hereof, the Company has received a waiver for certain events of default and is in compliance with its covenants contained in the Second A&R Loan and Security Agreement. Refer to Note 11– Long-Term and Other Short-Term Obligations, of the Notes to Condensed Consolidated Financial Statements (Part I, Item 1 of this Form 10-Q/A) for further discussion.

The Company anticipates using any of the proceeds of the credit facilities for working capital and general corporate purposes, purchases of real estate (including vineyards) and equipment and paying down outstanding balances on the credit facilities.

Cash and Cash Equivalents

Our cash and cash equivalents balance was $45.9 million at September 30, 2022 compared to $44.8 million at June 30, 2022, exclusive of restricted cash. At September 30, 2022, our cash and cash equivalents were held in cash depository accounts with major banks.

Cash Flows (as restated)

The table below presents a summary of our sources and uses of cash:

	Three Months Ended September 30,
(in thousands)	2022	2021	Change
Operating activities	$1,988	$(2,020)	$4,008
Investing activities	$(3,454)	$(7,786)	$4,332
Financing activities	$(2,172)	$9,202	$(11,374)

The cash flows related to held for sale assets have not been segregated and remain included in the major classes of assets.

Cash Flows provided by (used in) Operating Activities

Net cash provided by operating activities was $2.0 million for the three months ended September 30, 2022 compared to net cash used in operating activities of $2.0 million for the three months ended September 30, 2021, representing an increase in net cash provided of $4.0 million. The increase in net cash provided was primarily attributable to the increase in net income of $0.6 million, net decrease in certain non-cash adjustments of $1.9 million to reconcile net income to operating cash flow and net decrease in other operating assets and liabilities of $0.3 million as detailed on the condensed consolidated statement of cash flows.

Cash Flows provided by (used in) Investing Activities

Net cash used in investing activities was $3.5 million for the three months ended September 30, 2022, compared to net cash used in investing activities of $7.8 million for the three months ended September 30, 2021, representing a decrease in net cash used of $4.3 million. Cash flows from investing activities are utilized primarily to fund acquisitions, capital expenditures for improvements to existing assets and other corporate assets. The decrease in net cash used was primarily attributable to reduced purchases of property, plant and equipment of $4.3 million.

Cash Flows provided by (used in) Financing Activities

Net cash used in financing activities was $2.2 million for the three months ended September 30, 2022 compared to net cash provided by of $9.2 million for the three months ended September 30, 2021, representing an increase in net cash used of $11.4 million. The increase in net cash used consisted primarily of an increase of $16.8 million of net payments from our line of credit and long-term debt, partially offset by an additional $6.1 million of outstanding checks in excess of cash.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures (as restated)

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, our interim Chief Executive Officer and Chief Financial Officer have concluded that, as a result of material weaknesses in our internal control over financial reporting as discussed below, our disclosure controls and procedures were not effective as of June 30, 2023. Management’s conclusion was based on discoveries and observations made during the 2022 and 2023 audits.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management, including our principal executive and principal financial officers, conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2023, using criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our management has concluded that as a result of material weaknesses in our internal control over financial reporting and discussed below, our internal control over financial reporting was not effective as of June 30, 2023.

A material weakness is a deficiency, or combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Material Weakness in Internal Control Over Financial Reporting (as restated)

The Company did not maintain an effective control environment based on the criteria established in the COSO framework, which resulted in a material weakness in the control environment. This material weakness consists of an overall lack of a sufficient control environment to produce materially correct financial statements, including a lack of U.S. GAAP expertise for the types of transactions we have been involved in which resulted in the restatement of the Company’s condensed consolidated financial statements as of and for the interim periods ended September 30, 2022, December 31, 2022, and March 31, 2023.

The material weakness in the control environment related to the following COSO components:

•
Risk Assessment: We did not design and implement an effective risk assessment based on the criteria established in the COSO framework.

•
Information and Communication: We did not have an effective information and communication process to identify, assess, and ensure the source of and reliability of information used in financial reporting or the communication of relevant information about roles and responsibilities for internal control over financial reporting.
•
Monitoring Activities: We did not have effective monitoring activities to assess the internal control over financial reporting, including the design effectiveness and the level of documentation maintained to support our assessment of operating effectiveness.

In addition, the material weakness in the control environment contributed to the following material weaknesses:

•
We did not have sufficient resources and expertise within the accounting and financial reporting department to review the accounting of complex financial reporting transactions and accounts and the implementation of new accounting pronouncements.
•
We did not have effective business processes and controls to perform reconciliations and cut off procedures of balance sheet accounts timely. We did not maintain proper documentation and supporting schedules over accounts.
•
Our controls over updating and distributing accounting policies and procedures such as those related to employee reimbursements across the organization were ineffective.

Management's Plan to Remediate the Material Weakness (as restated)

In October 2023 the Company engaged a globally recognized Assurance and Advisory firm to assist in remediation efforts including risk assessment and SOX framework evaluation, process design walkthroughs, key control identification, control gap and process improvement assessment, training, and control operating effectiveness testing. This firm will leverage the work the Company began performing in 2023, which included performing comprehensive process walkthroughs and designing and implementing additional controls and procedures to mitigate the risk of material misstatement.

Management continues to strengthen key functions throughout the organization including, but not limited to, the accounting and financial reporting teams. We have added and filled a new position effective July 2023, Director of Technical Accounting. This position will improve the Company’s ability to assess, conclude and implement new accounting pronouncements as well as other technical accounting matters. We have added new leadership positions in operations, Vice President of Supply Chain (July 2023) and Vice President of Production (October 2023). Additionally, we have added and filled Accounts Payable Manager and Treasury Manager positions. These positions will assist in focused control work, including improved cutoff and receiving procedures. In addition, we have augmented staffing needs with contractors to assist in performing and supporting day-to-day operations. The Company intends to continue to assess its staffing needs in order to continually implement process improvements and address any gaps in its internal control processes.

The Company has established a process to ensure account reconciliations are performed at least quarterly. Additional controls and procedures have been implemented to mitigate the risk of a material misstatement include the standardization of our monthly close checklists to facilitate timeliness of activities performed, the formalization of account reconciliation templates, the determination of the appropriate level of review for each account based on an assessment of risk and complexity, and the performance of additional account reconciliation training for relevant staff. Incremental accounting staff (both full time and contractor) were added throughout 2023 to assist in the completion of account reconciliations, including additional review support. During the financial close process for the fiscal year ended June 2023, we concluded that improvements were needed in the controls over the process for confirming and periodically updating management assumptions (e.g., redemption rates used to support liabilities and inventory turns used to absorb overhead costs to cost of goods sold related to custom production activities). Management is currently assessing all key inputs used in supporting account balances and implementing a process to reconfirm and/or reassess quarterly.

The Company has also updated and is in the process of reissuing its policy on Travel & Expense Reimbursement. Key process improvements include immediate elimination of manual travel and expense reimbursements, mandatory use of the travel & expense management system, systematic controls requiring receipt submission and manager approval workflow.

The Company has restructured the leadership team to better align with the business opportunities and created improved communications and collaboration.

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

(1) on March 8, 2022, the Company announced that our board of directors approved a repurchase plan authorizing us to purchase up to $30.0 million in aggregate value of our common stock and/or warrants through September 8, 2022. The repurchase program expired on September 9, 2022 and is more fully disclosed in Note 12, Stockholders' Equity, of the Notes to the Condensed Consolidated Financial Statements. As of September 30, 2022, we repurchased an aggregate 2,871,894 shares of our common stock in the open market and 353,547 warrants pursuant to our repurchase program.

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

Employment Agreement between Vintage Wine Estates, Inc., a Nevada Corporation, and Kristina Johnston, effective as of March 7, 2022.◆ (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed with the SEC on March 4, 2022)

31.1	Certification of Interim Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.*

32.1	Certification of Interim Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.*

101.SCH	Inline XBRL Taxonomy Extension Schema Document.*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).*

◆	Indicates management compensatory plan, contract or arrangement.
*	Filed herewith.

**	Furnished herewith.

Signatures

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Vintage Wine Estates, Inc.

Date: October 13, 2023	By:	/s/ JON MORAMARCO
	Name:	Jon Moramarco
	Title:	Interim Chief Executive Officer & Director

Date: October 13, 2023	By:	/s/ KRISTINA JOHNSTON
	Name:	Kristina Johnston
	Title:	Chief Financial Officer