Form 10-Q/A
period 2022-12-31
Vintage Wine Estates, Inc.
filed 2023-10-13
CIK 1834045

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

Explanatory Note

Vintage Wine Estates, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A for the quarter ended December 31, 2022 (this “Form 10-Q/A”).

This Form 10-Q/A amends the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2022, as filed with the Securities and Exchange Commission (“SEC”) on May 10, 2023 (the “Original Filing”). This Form 10-Q/A is being filed to restate the Company’s unaudited condensed consolidated financial statements for the three and six months ended December 31, 2022. The restatement reflects the correction of an error related to the classification of assets as part of the historical purchase price allocations for certain business combinations, which impacted the loss on a partial disposition of Laetitia Vineyard and Wineries land and related vineyards that occurred during the three months ended December 31, 2022, and the treatment of a deferred gain as part of the implementation of ASC 842, Leases. These adjustments were evaluated by management in accordance with SEC Staff Accounting Bulletin Topic 1M, "Materiality," and SEC Staff Accounting Bulletin Topic 1N, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements," and management determined the effects of the restatement to be material. In light of the restatement, the Company is also correcting and/or reclassifying certain immaterial out-of-period items and other adjustments in all periods presented. See Note 2 to the unaudited condensed consolidated financial statements included in this Form 10-Q/A for further information regarding the restatement and reclassifications.

The Company is filing this Form 10-Q/A to amend and restate the Original Filing with modification as necessary to reflect the restatement. The following items have been amended to reflect the restatement:

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

Except as otherwise described above and as otherwise set forth in this Form 10-Q/A, this Form 10-Q/A does not amend, modify or update any other information contained in the Original Filing. This Form 10-Q/A does not purport to reflect any information or events subsequent to the Original Filing, except as expressly described herein. Accordingly, this Form 10-Q/A should be read in conjunction with our filings made with the SEC subsequent to the filing of the Original Filing. Among other things, forward-looking statements and risk factor disclosure in the Original 10-Q have not been revised to reflect events that occurred or facts that became known to the Company after the filing of the Original Filing, and such forward-looking statements and risk factors should be read in their historical context.

Part I—Financial Information

Item 1. Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2022	June 30, 2022
	(Unaudited)
	As Restated
Assets
Current assets:
Cash and cash equivalents	$41,693	$44,758
Restricted cash	-	4,800
Accounts receivable, net	36,024	37,869
Other receivables	800	3,866
Inventories	197,059	192,922
Assets held for sale	5,593	-
Current interest rate swap asset	7,241	2,877
Prepaid expenses and other current assets	24,053	11,864
Total current assets	312,463	298,956
Property, plant, and equipment, net	220,419	238,719
Operating lease right-of-use assets	34,878	-
Finance lease right-of-use-assets	620	-
Goodwill	29,666	154,951
Intangible assets, net	47,042	63,097
Interest rate swap asset	10,182	6,280
Other assets	5,072	3,464
Total assets	$660,342	$765,467
Liabilities, redeemable noncontrolling interest, and stockholders' equity
Current liabilities:
Line of credit	$120,008	$144,215
Accounts payable	25,007	13,473
Accrued liabilities and other payables	27,002	26,997
Current operating lease liabilities	6,429	-
Current finance lease liabilities	263	-
Current maturities of long-term debt	16,480	14,909
Total current liabilities	195,189	199,594
Other long-term liabilities	2,965	7,055
Long-term debt, less current maturities	187,702	169,095
Long-term operating lease liabilities	29,960	-
Long-term finance lease liabilities	363	-
Deferred tax liability	10,027	29,325
Deferred gain	-	10,666
Total liabilities	426,206	415,735
Commitments and contingencies (Note 14)
Redeemable noncontrolling interest	259	1,494
Stockholders' equity:
Preferred stock, no par value, 2,000,000 shares authorized, and none issued and outstanding at December 31, 2022 and June 30, 2022.	-	-
Common stock, no par value, 200,000,000 shares authorized, 62,161,553 issued and 59,289,659 outstanding at December 31, 2022 and 61,691,054 issued and 58,819,160 outstanding at June 30, 2022.	-	-
Additional paid-in capital	381,641	376,099
Treasury stock, at cost: 2,871,894 shares held at December 31, 2022 and June 30, 2022.	(26,034)	(26,034)
Accumulated Deficit	(120,943)	(1,092)
Total Vintage Wine Estates, Inc. stockholders' equity	234,664	348,973
Noncontrolling interests	(787)	(735)
Total stockholders' equity	233,877	348,238
Total liabilities, redeemable noncontrolling interest, and stockholders' equity	$660,342	$765,467

See notes to unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

(Unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021
	As Restated		As Restated
Net revenue
Wine, spirits and cider	$53,706	$70,146	$105,976	$106,781
Nonwine	24,695	13,465	50,505	32,865
	78,401	83,611	156,481	139,646
Cost of revenue
Wine, spirits and cider	36,655	42,584	69,676	66,304
Nonwine	16,000	6,072	31,529	17,734
	52,655	48,656	101,205	84,038
Gross profit	25,746	34,955	55,276	55,608
Selling, general, and administrative expenses	32,139	24,545	63,588	41,523
Amortization expense	1,805	1,204	3,616	1,855
Goodwill impairment losses	125,285	-	125,285	-
Intangible assets impairment losses	12,643	-	12,643	-
Gain on remeasurement of contingent liability	(3,474)	-	(3,289)	155
Gain on litigation proceeds	-	-	(530)	-
Gain on sale leaseback	-	(333)	-	(667)
Loss on sale of property, plant, and equipment	4,430	82	4,430	76
(Loss) income from operations	(147,082)	9,457	(150,467)	12,666
Other income (expense)
Interest expense	(5,650)	(3,493)	(9,031)	(7,096)
Net unrealized (loss) gain on interest rate swap agreements	(839)	3,347	8,488	4,919
Loss on extinguishment of debt	(479)	-	(479)	-
Other, net	216	(51)	487	(12)
Total other (expense), net	(6,752)	(197)	(535)	(2,189)
(Loss) Income before provision for income taxes	(153,834)	9,260	(151,002)	10,477
Income tax (benefit) provision	(23,652)	2,572	(22,178)	3,021
Net (loss) income	(130,182)	6,688	(128,824)	7,456
Net loss attributable to the noncontrolling interests	(1,047)	(15)	(1,221)	(40)
Net (loss) income attributable to common stockholders	$(129,135)	$6,703	$(127,603)	$7,496

Net earnings per share allocable to common stockholders
Basic	$(2.19)	$0.11	$(2.17)	$0.12
Diluted	$(2.19)	$0.11	$(2.17)	$0.12
Weighted average shares used in the calculation of earnings per share allocable to common stockholders
Basic	58,941,899	60,461,611	58,880,529	60,461,611
Diluted	58,941,899	60,461,611	58,880,529	60,461,611

See notes to unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(in thousands, except share amounts)

	Redeemable Non-Controlling Interest Amount	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Non-Controlling Interests	Total Stockholders' Equity
		Shares	Amount	Shares	Amount
Balance, June 30, 2022	$1,494	61,691,054	$-	2,871,894	$(26,034)	$376,099	$(1,092)	$(735)	$348,238
Stock-based compensation expense	-	-	-	-	-	3,440	-	-	3,440
Repurchase of public warrants	-	-	-	-	-	(172)	-	-	(172)
Shareholder distribution	(66)	-	-	-	-	-	-	-	-
Net income (loss)	(146)	-	-	-	-	-	1,532	(28)	1,504
Adoption of ASC 842 (Note 10)	-	-	-	-	-	-	7,752	-	7,752
Balance, September 30, 2022, As Restated	$1,282	61,691,054	$-	2,871,894	$(26,034)	$379,367	$8,192	$(763)	$360,762
Stock-based compensation expense	-	-	-	-	-	3,250	-	-	3,250
Vesting of restricted stock	-	755,880	-	-	-	-	-	-	-
Taxes paid related to net share settlement of equity awards	-	(285,381)	-	-	-	(976)	-	-	(976)
Net income (loss)	(1,023)	-	-	-	-	-	(129,135)	(24)	(129,159)
Balance, December 31, 2022, As Restated	$259	62,161,553	$-	2,871,894	$(26,034)	$381,641	$(120,943)	$(787)	$233,877

	Redeemable Non-Controlling Interest Amount	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Non-Controlling Interests	Total Stockholders' Equity
		Shares	Amount	Shares	Amount
Balance, June 30, 2021	$1,682	60,461,611	$-	-	$-	$360,732	$-	$(477)	$360,255
Out-of-period adjustments	-	-	-	-	-	-	(667)	(169)	(836)
Net income (loss)	3	-	-	-	-		793	(28)	765
Balance, September 30, 2021	$1,685	60,461,611	$-	-	$-	$360,732	$126	$(674)	$360,184
Net income (loss)	2	-	-	-	-	-	6,703	(17)	6,686
Balance, December 31, 2021	$1,687	60,461,611	$-	-	$-	$360,732	$6,829	$(691)	$366,870

See notes to unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended December 31,
	2022	2021
	As Restated
Cash flows from operating activities
Net (loss) income	$(128,824)	$7,456
Adjustments to reconcile net (loss) income to net cash from operating activities:
Depreciation	7,856	5,585
Amortization expense	3,742	1,855
Amortization of deferred loan fees and line of credit fees	220	333
Goodwill and intangible assets impairment losses	137,928	-
Remeasurement of contingent consideration liabilities	(3,289)	155
Stock-based compensation expense	6,690	-
Provision for credit losses	360	75
Provision for inventory reserve	497	-
Net unrealized gain on interest rate swap agreements	(8,488)	(4,919)
Deferred income tax benefit	(22,212)	(7,779)
Loss on disposition of assets	4,430	76
Deferred gain on sale leaseback	-	(667)
Loss on extinguishment of debt	479	-
Deferred rent	-	238
Change in operating assets and liabilities (net of effect of business combinations):
Accounts receivable	1,485	(11,251)
Other receivables	3,066	(4,696)
Inventories	(4,837)	10,618
Prepaid expenses and other current assets	(12,186)	(7,528)
Other assets	619	(2,640)
Accounts payable	12,001	(2,167)
Accrued liabilities and other payables	2,081	10,468
Net change in lease assets and liabilities	(568)	-
Other	-	(836)
Net cash provided by (used in) operating activities	1,050	(5,623)
Cash flows from investing activities
Proceeds from disposition of assets	8,692	6
Purchases of property, plant, and equipment	(8,312)	(11,278)
Acquisition of businesses	-	(61,768)
Net cash provided by (used in) investing activities	380	(73,040)
Cash flows from financing activities
Principal payments on line of credit	(120,820)	(36,964)
Proceeds from line of credit	101,903	74,765
Payment of deferred financing costs	(1,975)	-
Outstanding checks in excess of cash	(467)	3,929
Loan fees	(377)	-
Principal payments on long-term debt	(58,497)	(4,856)
Proceeds from long-term debt	72,619	-
Principal payments on finance leases	(133)	-
Distributions to noncontrolling interest	(66)	-
Repurchase of public warrants	(172)	-
Payments of minimum tax withholdings on stock-based payment awards	(976)	-
Payments on acquisition payable	(334)	(145)
Net cash (used in) provided by financing activities	(9,295)	36,729
Net change in cash, cash equivalents and restricted cash	(7,865)	(41,934)
Cash, cash equivalents and restricted cash, beginning of period	49,558	123,679
Cash, cash equivalents and restricted cash, end of period	$41,693	$81,745
Supplemental cash flow information
Cash paid during the period for:
Interest	$6,761	$6,011
Income taxes	$-	$(1,244)
Noncash investing and financing activities:
Contingent consideration in a business combination	$-	$3,560
Increase in operating lease assets and liabilities upon adoption of ASC 842	$37,759	$-
Increase in finance lease assets and liabilities upon adoption of ASC 842	$67	$-
Accrued interest on term loan and line-of credit refinanced to principal	$1,726	$-
Line of credit refinanced as term debt	$9,646	$-
Term debt refinanced with line of credit proceeds	$3,823	$-
Financing costs deducted from long-term debt proceeds	$474	$-
Financing costs deducted from line of credit proceeds	$532	$-

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

Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheet that sums to the total of the same such amounts as shown in the condensed consolidated statement of cash flows:

(in thousands)	December 31, 2022	June 30, 2022
	As Restated
Cash and cash equivalents	$41,693	$44,758
Restricted cash	-	4,800
Total cash, cash equivalents and restricted cash as shown in the consolidated statement of cash flows	$41,693	$49,558

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

The provision for credit losses for the periods ended December 31, 2022 and June 30, 2022, was $0.5 million and $0.4 million, respectively. We do not accrue interest on past-due amounts. Bad debt expense was insignificant for all reporting periods presented.

Other receivables include insurance related receivables, income tax receivables and other miscellaneous receivables.

Disaggregation of Revenue

The following table summarizes revenue by geographic region:

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021
(in thousands)	As Restated		As Restated
United States	$77,644	$81,977	$155,187	$136,475
International	757	1,634	1,294	3,171
Total net revenue	$78,401	$83,611	$156,481	$139,646

The following table provides a disaggregation of revenue based on the pattern of revenue recognition:

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021
(in thousands)	As Restated		As Restated
Point in time	$68,823	$68,124	$134,202	$115,294
Over a period of time	9,578	15,487	22,279	24,352
Total net revenue	$78,401	$83,611	$156,481	$139,646

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

The following table summarizes customer concentration of:

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021
Revenue as a percent of total revenue
Customer A	*	15.9%	18.8%	19.8%
Customer B	*	*	*	10.2%
Customer C	*	13.1%	*	11.4%
Customer D	*	*	*	*
Customer E	*	*	*	*

The following table summarizes customer concentration of:

	December 31, 2022	June 30, 2022
Receivables as a percent of total receivables
Customer A	34.9%	26.0%
Customer B	*	*
Customer C	*	*
Customer D	10.2%	*
Customer E	20.7%	*

* Customer revenue or receivables did not exceed 10% in the respective periods.

Revenue for sales from Customer A is included within the Wholesale and Business-to-Business segments, Customer B is included within the Business-to-Business segment, Customer C is included within the Business-to-Business segment, Customer D is included within the Wholesale segment, and Customer E is included within the Business-to-Business segment.

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

Earnings Per Share

Basic net income (loss) per share is calculated by dividing the net income (loss) allocable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. For purposes of the calculation of diluted net income (loss) per share, stock options warrants to purchase common stock, and restrictive stock units are considered potentially dilutive securities but are excluded from the calculation of diluted net income (loss) per share when their effect is antidilutive. As a result, in certain periods, diluted net loss per share is the same as the basic net loss per share for the periods presented.

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

The Company identified the population of real estate and equipment leases to which the guidance applies and implemented changes in its systems, procedures and controls relating to how lease information is obtained, processed and analyzed. In connection with the restatement, the Company has reclassified the deferred gain related to a previous sale and leaseback of $10.7 million to retained earnings. Refer to Note 2. Further, the Company recognized $37.6 million in ROU assets that represent the Company's right to use the underlying assets for the lease term and $39.2 million in lease obligations that represent the Company's obligation to make lease payments arising from the lease. The ROU assets recognized upon adoption of Topic 842, included the reclassification of approximately $2.1 million of deferred rent and $0.4 million of prepaid rent. See Note 10.

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
2. Restatement, Reclassification and Revision of Previously Issued Condensed Consolidated Financial Statements

The Company has restated its unaudited condensed consolidated financial statements as of and for the three and six months ended December 31, 2022.

Errors were discovered during the course of management’s review of the Company’s financial statements in the process of closing the fiscal year ended June 30, 2023 and in conjunction with the year-end audit. The errors were primarily related to the correction of an error related to the classification of assets as part of the historical purchase price allocations for certain business combinations, which impacted the loss on a partial disposition of Laetitia Vineyard and Wineries land and related vineyards that occurred during the three months ended December 31, 2022, and the treatment of a deferred gain as part of the implementation of ASC 842, Leases ("ASC 842"). In light of the restatement, the Company is also correcting and/or reclassifying certain immaterial out-of-period items and other adjustments in all periods presented, which include but are not limited to those related to the determination of the service period used in the recognition of stock-based compensation expense and classification of assets as part of the historical purchase price allocations for certain business combinations. Certain prior year amounts have been reclassified for consistency with the current year presentation. In addition, our beginning accumulated deficit increased by $0.7 million, net of a tax benefit of $0.3 million, as a consequence of the impact of those identified immaterial errors to periods prior to July 1, 2021.

Regarding our previously reported unaudited condensed consolidated balance sheet as of December 31, 2022, the following table presents the adjustment of $10.7 million deferred gain arising from a prior-year sale leaseback transaction that should have been recognized as a cumulative-effect adjustment to retained earnings as part of the implementation of ASC 842, offset by previously recognized amortization of the deferred gain for the six months ended December 31, 2022 of $0.7 million.

In addition, the Company is adjusting for certain immaterial out-of-period items, reclassifications and other adjustments including but not limited to:

(i)
$2.8 million reclassification between cash and cash equivalents and accounts payable for classification of outstanding checks;
(ii)
$1.6 million adjustment to inventories and retained earnings due to incorrect inventory turns used to calculate overhead absorption on custom production;

(iii)
$4.1 million adjustment to additional paid-in capital and retained earnings due to overstatement of stock-based compensation expense arising from an incorrect service period used in expense recognition.
(iv)
$12.2 million adjustment to retained earnings related to the $10.7 million reclass from deferred gain noted above, $2.3 million current period change in net income as well as prior year increase in accumulated deficit of $0.7 million, net of tax benefit of $0.3 million, primarily due to a non-recurring adjustment for historical acquisitions of $1.6 million, offset by $0.9 million for adjustment to property, plant and equipment, net due to overstatement of depreciation expense arising from the incorrect classification of assets as part of historical purchase price allocations.

CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)

	December 31, 2022
(in thousands)	As Previously Reported	Adjustments	As Restated
Assets
Current assets:
Cash and cash equivalents	$44,506	$(2,813)	$41,693
Other receivables	1,112	(312)	800
Inventories	198,706	(1,647)	197,059
Total current assets	317,235	(4,772)	312,463
Property, plant, and equipment, net	220,767	(348)	220,419
Intangible assets, net	47,144	(102)	47,042
Total assets	665,564	(5,222)	660,342
Current liabilities:
Accounts payable	27,821	(2,814)	25,007
Accrued liabilities and other payables	26,782	220	27,002
Current maturities of long-term debt	204,182	(187,702)	16,480
Total current liabilities	385,485	(190,296)	195,189
Long-term debt, less current maturities	-	187,702	187,702
Deferred tax liability	7,447	2,580	10,027
Deferred gain	10,449	(10,449)	-
Total liabilities	436,669	(10,463)	426,206
Redeemable noncontrolling interest	260	(1)	259
Stockholders' equity:
Additional paid-in capital	385,728	(4,087)	381,641
Accumulated Deficit	(130,441)	9,498	(120,943)
Total Vintage Wine Estates, Inc. stockholders' equity	229,253	5,411	234,664
Noncontrolling interests	(618)	(169)	(787)
Total stockholders' equity	228,635	5,242	233,877
Total liabilities, redeemable noncontrolling interest, and stockholders' equity	665,564	(5,222)	660,342

Regarding the previously reported unaudited condensed consolidated statement of operations for the three and six months ended December 31, 2022, the following table presents the impact of the restatement of $0.7 million amortization, adjusted through gain on sale-leaseback, of a deferred gain of $10.7 million arising from a prior-year sale leaseback transaction that should have been recognized as a cumulative-effect adjustment to equity as part of the implementation of ASC 842.

In addition, the Company is adjusting for certain immaterial out-of-period items, reclassifications and other adjustments including but not limited to:

(i)
for the six months ended December 31, 2022, $1.2 million adjustment to cost of revenue due to out-of-period items related primarily to a non-recurring adjustment related to insurance due to the formation of VWE Captive, LLC;
(ii)
for the six months ended December 31, 2022, a $1.6 million adjustment to selling, general and administrative expense due to a non-recurring adjustment for historical acquisitions;
(iii)
for the three and six months ended December 31, 2022, $1.1 million and $2.3 million adjustments to selling, general and administrative expense due to an overstatement of stock-based compensation expense arising from an incorrect service period used in expense recognition;
(iv)
for the three and six months ended December 31, 2022, a $1.2 million adjustment to intangible assets, due to impairment recognized in 2022;
(v)
for the three and six months ended December 31, 2022, a $3.5 million adjustment to correct the loss on sale related to the partial disposition of Laetitia Vineyard and Wineries land.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended December 31, 2022			Six Months Ended December 31, 2022
(in thousands, except share and per share amounts)	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
Net revenue
Wine, spirits and cider	$53,298	$408	$53,706	$104,717	1,259	$105,976
Total net revenue	77,993	408	78,401	155,222	1,259	156,481
Cost of revenue
Wine, spirits and cider	36,039	616	36,655	70,670	(994)	69,676
Nonwine	16,283	(283)	16,000	31,221	308	31,529
Total cost of revenue	52,322	333	52,655	101,891	(686)	101,205
Gross profit	25,671	75	25,746	53,331	1,945	55,276
Selling, general, and administrative expenses	33,225	(1,086)	32,139	66,932	(3,344)	63,588
Intangible assets impairment losses	13,823	(1,180)	12,643	13,823	(1,180)	12,643
Gain on remeasurement of contingent liability	(3,474)	-	(3,474)	(2,648)	(641)	(3,289)
Gain on sale leaseback	117	(117)	-	(217)	217	-
Loss on sale of property, plant, and equipment	470	3,960	4,430	352	4,078	4,430
Loss from operations	(145,580)	(1,502)	(147,082)	(153,282)	2,815	(150,467)
Loss before provision for income taxes	(152,332)	(1,502)	(153,834)	(153,817)	2,815	(151,002)
Income tax (benefit) provision	(21,709)	(1,943)	(23,652)	(22,558)	380	(22,178)
Net loss	(130,623)	441	(130,182)	(131,259)	2,435	(128,824)
Net loss attributable to the noncontrolling interests	(1,046)	(1)	(1,047)	(1,389)	168	(1,221)
Net loss attributable to common stockholders	(129,577)	442	(129,135)	(129,870)	2,267	(127,603)
Net loss per share allocable to common stockholders
Basic	$(2.20)	$0.01	$(2.19)	$(2.20)	$0.03	$(2.17)
Diluted	$(2.20)	$0.01	$(2.19)	$(2.20)	$0.03	$(2.17)

The following table presents the impact of the adjustments and reclassifications discussed above on the unaudited condensed consolidated cash flow statement for the six months ending December 31, 2022:

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended December 31, 2022
(in thousands)	As Previously Reported	Adjustments	As Restated
Cash flows from operating activities
Net loss	$(131,259)	$2,435	$(128,824)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation	7,308	548	7,856
Amortization expense	3,962	(220)	3,742
Amortization of deferred loan fees and line of credit fees	-	220	220
Goodwill and intangible assets impairment losses	139,108	(1,180)	137,928
Remeasurement of contingent consideration liabilities	(2,648)	(641)	(3,289)
Stock-based compensation expense	8,979	(2,289)	6,690
Provision for inventory reserve	-	497	497
Deferred income tax benefit	(22,532)	320	(22,212)
Loss on disposition of assets	352	4,078	4,430
Deferred gain on sale leaseback	(217)	217	-
Deferred Rent	(2,079)	2,079	-
Change in operating assets and liabilities (net of effect of business combinations):
Accounts receivable	1,808	(323)	1,485
Other receivables	2,754	312	3,066
Inventories	(4,904)	67	(4,837)
Prepaid expenses and other current assets	(10,659)	(1,527)	(12,186)
Accounts payable	11,529	472	12,001
Accrued liabilities and other payables	4,334	(2,253)	2,081
Net change in lease assets and liabilities	1,511	(2,079)	(568)
Net cash provided by (used in) operating activities	317	733	1,050
Cash flows from financing activities
Payment of deferred financing costs	(2,352)	377	(1,975)
Outstanding checks in excess of cash	2,345	(2,812)	(467)
Loan fees	-	(377)	(377)
Net cash used in financing activities	(6,483)	(2,812)	(9,295)
Net change in cash, cash equivalents and restricted cash	(5,786)	(2,079)	(7,865)
Cash, cash equivalents and restricted cash, beginning of period	50,292	(734)	49,558
Cash, cash equivalents and restricted cash, end of period	44,506	(2,813)	41,693
Supplemental cash flow information
Noncash investing and financing activities:
Increase in finance lease assets and liabilities upon adoption of ASC 842	759	(692)	67

Reclassifications and Revisions

Subsequent to the issuance of the Company's financial statements as of the year ended June 30, 2022, the Company discovered an error in its classification of purchase price for specific properties, which resulted in the Company overstating depreciable assets and the related depreciation expense for post-acquisition periods. Management has evaluated this misstatement, which understated property, plant and equipment, net and overstated inventories and the related cost of revenue, and concluded it was not material to prior periods, individually or in the aggregate. However, correcting the cumulative effect of the error in the current period would have had a material effect on the results of operations for such period. Therefore, the Company is revising the relevant prior period consolidated financial statements and related footnotes for this error and other immaterial out-of-period items for comparative purposes. The Company will also correct previously reported financial information for such immaterial errors in future filings, as applicable. Additionally, comparative prior period amounts in the applicable notes to the unaudited condensed consolidated financial statements have been revised, certain prior year amounts have been reclassified for consistency with the current year presentation, and our beginning accumulated deficit increased by $0.7 million, net of a tax benefit of $0.3 million, as a consequence of the impact of those identified immaterial errors to periods prior to July 1, 2021.

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
(iii)
$2.6 million adjustment to property, plant, and equipment, net due to an overstatement of depreciation expense arising from the incorrect classification of assets as part of historical purchase price allocations;
(iv)
$1.5 million reclassification between property, plant, and equipment and inventories related to specific spirits barrels;
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
$0.7 million adjustment to accumulated deficit due to a well as prior year accumulated deficit increase of $0.7 million, net of tax benefit of $0.3 million, primarily due to a non-recurring adjustment for historical acquisitions of $1.6 million, offset by $0.9 million for adjustment to property, plant and equipment, net due to overstatement of depreciation expense.

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

The following table presents the impact of certain immaterial out-of-period items, reclassifications and other adjustments to our previously reported unaudited condensed consolidated statement of operations for the three and six months ending December 31, 2021, including but not limited to a $3.2 million and $6.3 million, respectively, adjustment to cost of revenue: wine, spirits and cider due to an understatement of costs resulting from incorrect overhead absorption.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended December 31, 2021			Six Months Ended December 31, 2021
(in thousands, except share and per share amounts)	As Reported	Adjustments	As Revised	As Reported	Adjustments	As Revised
Wine, spirits and cider	$70,146	$-	$70,146	$106,433	$348	$106,781
Total net revenues	83,611	-	83,611	139,298	348	139,646
Wine, spirits and cider	39,076	3,508	42,584	59,664	6,640	66,304
Total cost of revenues	45,148	3,508	48,656	77,398	6,640	84,038
Gross profit	38,463	(3,508)	34,955	61,900	(6,292)	55,608
Selling, general, and administrative expenses	24,789	(244)	24,545	41,772	(249)	41,523
Loss on remeasurement of contingent liability	-	-	-	-	155	155
Income from operations	12,721	(3,264)	9,457	18,864	(6,198)	12,666
Net unrealized gain on interest rate swap agreements	2,636	711	3,347	4,029	890	4,919
Total other income (expense), net	(908)	711	(197)	(3,079)	890	(2,189)
Income before provision for income taxes	11,813	(2,553)	9,260	15,785	(5,308)	10,477
Income tax provision	3,261	(689)	2,572	4,454	(1,433)	3,021
Net income	8,552	(1,864)	6,688	11,331	(3,875)	7,456
Net income (loss) attributable to the noncontrolling interests	(40)	25	(15)	(65)	25	(40)
Net income attributable to Vintage Wine Estates, Inc.	8,592	(1,889)	6,703	11,396	(3,900)	7,496
Net income allocable to common stockholders	$8,592	(1,889)	$6,703	$11,396	(3,900)	$7,496
Net earnings (loss) per share allocable to common stockholders
Basic	$0.14	(0.03)	$0.11	$0.19	(0.07)	$0.12
Diluted	$0.14	(0.03)	$0.11	$0.19	(0.07)	$0.12

The following table presents the impact of the adjustments and reclassifications discussed above on the unaudited condensed consolidated cash flow statement for the six months ending December 31, 2021:

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended December 31, 2021
(in thousands)	As Reported	Adjustments	As Revised
Cash flows from operating activities
Net income	$11,331	$(3,875)	$7,456
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	9,670	(4,085)	5,585
Amortization expense	440	1,415	1,855
Amortization of deferred loan fees and line of credit fees	-	333	333
Remeasurement of contingent consideration liabilities	-	155	155
Net unrealized gain on interest rate swap agreements	(4,029)	(890)	(4,919)
(Benefit) provision for deferred income tax	(6,030)	(1,749)	(7,779)
Change in operating assets and liabilities (net of effect of business combinations):
Inventories	2,656	7,962	10,618
Accrued liabilities and other payables	8,899	1,569	10,468
Other	-	(836)	(836)
Net cash used in operating activities	(5,623)	-	(5,623)
Cash paid during the period for:
Interest	6,146	(135)	6,011
Income taxes	189	(1,433)	(1,244)

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

Customer relationships fair value was derived using the Multiple-Period Excess Earnings Method (“MPEEM”), utilizing a discount rate of 18.0%, and the Cost Approach. Customer relationships were weighted; 50.0% using the MPEEM model and 50.0% using the Cost Approach.

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

Customer relationships fair value was derived using the MPEEM, utilizing a discount rate of 13.0%, and Cost Approach. Customer relationships were weighted 90.0% using the MPEEM model and 10.0% using the Cost Approach.

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

The terms of the acquisition also provide for the possibility of additional contingent consideration of up to $10.0 million based on Meier's exceeding current EBITDA levels over each of the next three years.The earn out consideration will be paid in a combination of 50% cash and 50% stock. The common stock shares issued are also subject to the terms of the lock-up agreement.

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
4. Inventory (as restated)

Inventory consists of the following:

(in thousands)	December 31, 2022	June 30, 2022
Bulk wine, spirits and cider	$99,785	$88,978
Bottled wine, spirits and cider	78,557	86,785
Bottling and packaging supplies	17,439	16,328
Nonwine inventory	1,278	831
Total inventories	$197,059	$192,922

For the three months ended December 31, 2022 and 2021, the Company recognized costs related to reducing inventory to its net realizable value of $0.5 million and zero, respectively. For the six months ended December 31, 2022 and 2021, the Company recognized costs related to reducing inventory to its net realizable value of $0.5 million and $3.7 million, respectively.

For the six months ended December 31, 2022 and fiscal year ended June 30, 2022, the Company's inventory balances are presented net of inventory reserves of zero and $2.2 million, respectively, for bulk wine, spirits and cider inventory, $1.4 million and $1.8 million, respectively, for bottled wine, spirits and cider inventory and $0.2 million and $0.4 million, respectively, for bottling and packaging supplies inventory.

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

During the three months ended December 31, 2022 the Company sold a portion of Laetitia Vineyard and Winery's land and related vineyards, previously held for sale, for a sale price of $8.7 million. We recognized a loss of $4.4 million from the sale. This loss was recorded within loss on sale of property, plant, and equipment on the accompanying condensed consolidated statement of operations and comprehensive income. Additionally, concurrent with the sale, the Company entered into a lease agreement to lease back certain of the vineyard blocks sold. See Note 10.

6. Property, Plant, and Equipment (as restated)

Property, plant, and equipment consists of the following:

	December 31, 2022	June 30, 2022
(in thousands)	As Restated
Buildings and improvements	142,161	$139,223
Land	31,073	46,632
Machinery and equipment	79,692	77,676
Cooperage	9,634	10,165
Vineyards	10,623	12,860
Furniture and fixtures	1,772	1,754
	274,955	288,310
Less accumulated depreciation and amortization	(71,454)	(66,987)
	203,501	221,323
Construction in progress	16,918	17,396
	$220,419	$238,719

Depreciation and amortization expense related to property and equipment was $3.9 million and $4.0 million for the three months ended December 31, 2022 and 2021, respectively and $7.9 million and $5.6 million for the six months ended December 31, 2022 and 2021, respectively.

7. Goodwill and Intangible Assets (as restated)

Goodwill

The following is a rollforward of the Company's goodwill by segment:

	Wholesale	Direct-to-Consumer	Business-to-Business	Total
(in thousands)
Balance at June 30, 2022	$116,304	$29,666	$8,981	$154,951
Goodwill Impairment	$(116,304)	$-	$(8,981)	$(125,285)
Balance at December 31, 2022	$-	$29,666	$-	$29,666

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

Intangible Assets

The following tables summarize other intangible assets by class:

	December 31, 2022
(in thousands)	Gross Intangible	Accumulated Amortization	Accumulated Impairment Losses	Net Intangible	Weighted Average Remaining Amortization Period (in years)
Indefinite-life intangibles	As Restated		As Restated	As Restated
Trade names and trademarks	$28,922	$-	$(12,643)	$16,279	N/A
Winery use permits	6,750	-	-	6,750	N/A
Total Indefinite-life intangibles	35,672	-	(12,643)	23,029

Definite-life intangibles
Customer and Sommelier relationships	30,700	(8,126)	-	22,574	4.0
Trade names and trademarks	1,900	(461)	-	1,439	3.5
Total definite-life intangibles	32,600	(8,587)	-	24,013
Total other intangible assets	$68,272	$(8,587)	$(12,643)	$47,042

	June 30, 2022
(in thousands)	Gross Intangible	Accumulated Amortization	Accumulated Impairment Losses	Net Intangible	Weighted Average Remaining Amortization Period (in years)
Indefinite-life intangibles
Trade names and trademarks	$30,203	$-	$(1,281)	$28,922	N/A
Winery use permits	6,750	-	-	6,750	N/A
Total Indefinite-life intangibles	36,953	-	(1,281)	35,672

Definite-life intangibles
Customer and Sommelier relationships	30,700	(4,922)	-	25,778	4.4
Trade names and trademarks	1,900	(253)	-	1,647	3.5
Total definite-life intangibles	32,600	(5,175)	-	27,425
Total other intangible assets	$69,553	$(5,175)	$(1,281)	$63,097

Our indefinite-lived intangible asset balance consists of trade names, trademarks and winery use permits, which had an aggregate carrying amount of $23.0 million as of December 31, 2022. As part of the Company's financial statement revisions, we recorded an impairment charge of $1.3 million in the quarter ending June 30, 2022. We test our trade names, trademarks, and winery use permits for impairment annually, or more frequently if events or circumstances indicate it is more likely than not that the fair value of a trade name, trademark or winery use permit is less than its carrying amount. As noted above in the goodwill section, there were events and circumstances which occurred during the second quarter ending December 31, 2022 that indicated that it was more likely than not that the fair values of certain of our trademarks may be below their carrying amounts. As such, we performed a quantitative impairment test on our indefinite-lived intangibles.

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

We utilized the relief from royalty method under the income approach to estimate the fair value of our trade names and trademarks. Some of the more significant assumptions inherent in estimating the fair values include the estimated future annual net sales for each trademark and trade name, royalty rates (as a percentage of net sales that would hypothetically be charged by a licensor of the brand to an unrelated licensee), income tax considerations, long-term growth rates, and a discount rate that reflects the level of risk associated with the future cost savings attributable to the trade name or trademark. Based on the analysis performed, it was determined that the Company had a trade names and trademark impairment charge totaling $12.6 million, which consisted of $10.3 million related to Wholesale, $2.2 million related to Direct-to-Consumer, and $0.1 million related to Business-to-Business segments. The total impairment loss of $12.6 million consists primarily of $4.1 million and $3.7 million related to the Layer Cake and ACE trademarks, respectively. The impairment loss arose due to a continued decline in Layer Cake volume and a lower royalty rate use for assessing ACE trademark given management's expectations. The impairment loss is included in intangible asset impairment losses in the condensed consolidated statements of operations.

The range of discount rates, long-term growth rates, EBITDA multiples and royalty rates we used to estimate the fair values of our reporting units (in relation to our goodwill impairment testing) and trademarks as of the December 31, 2022 impairment testing date for each reporting unit or trademark, were as follows:

	Discount Rate		Long-Term Growth Rate		EBITDA Multiple		Royalty Rate
	Min	Max	Min	Max	Min	Max	Min	Max
Reporting units	13.5%	14.0%	3.0%	5.0%	10.0x	14.0x
Trademarks	15.0%	15.0%	3.0%	5.0%			1.5%	2.0%

Amortization expense of definite-life intangibles was $1.7 million and $1.1 million for the three months ended December 31, 2022 and 2021, respectively and $3.4 million and $1.6 million for the six months ended December 31, 2022 and 2021, respectively.

As of December 31, 2022, estimated future amortization expense for definite-lived assets is as follows:

(in thousands)
2023 remaining	$3,411
2024	6,811
2025	5,291
2026	4,527
2027	3,179
Thereafter	794
Total estimated amortization expense	$24,013

8. Accrued Liabilities (as restated)

The major classes of accrued liabilities are summarized as follows:

(in thousands)	December 31, 2022	June 30, 2022
Accrued purchases	$8,190	$6,728
Accrued employee compensation	6,160	5,580
Other accrued expenses	5,024	8,867
Non related party accrued interest expense	735	429
Contingent consideration	2,748	2,710
Unearned income	602	642
Captive insurance liabilities	3,543	2,041
Total Accrued liabilities and other payables	$27,002	$26,997

9. Fair Value Measurements (as restated)

The following tables present assets and liabilities measured at fair value on a recurring basis:

	December 31, 2022
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$27,511	$-	$-	$27,511
Interest rate swaps (1)	-	17,423	-	17,423
Total	$27,511	$17,423	$-	$44,934

Liabilities:
Contingent consideration liabilities (2)	$-	$-	$5,533	$5,533
Total	$-	$-	$5,533	$5,533

	June 30, 2022
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$36,616	$-	$-	$36,616
Interest rate swaps (1)	-	9,157	-	9,157
Total	$36,616	$9,157	$-	$45,773

Liabilities:
Contingent consideration liabilities (2)	$-	$-	$9,156	$9,156
Total	$-	$-	$9,156	$9,156

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

The following table provides a reconciliation of liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

Contingent Consideration
(in thousands)	As Restated
Balance at June 30, 2022	$9,156
Acquisitions	-
Payments	(334)
Change in fair value	(3,289)
Balance at December 31, 2022	5,533
Less: current portion	(2,748)
Long term portion	$2,785

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

In connection with the restatement, the Company has reclassified the deferred gain related to a previous sale and leaseback of $7.8 million, net of taxes of $2.9 million, to retained earnings. As part of the financial statement revision, the Company capitalized a machinery and equipment lease during the quarter ended December 31, 2021 of $0.7 million. See Note 2.

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

On December 15, 2022, we closed on a purchase and sale agreement to sell a portion of Laetitia Vineyard and Winery’s land and related vineyards to a third-party buyer. Concurrent with the finalization of the sale, we entered into a lease agreement to lease back from the third-party buyer certain of the vineyards blocks sold. The rent, payable annually, on this two-year operating lease was deemed to be below market. Therefore, we recorded an off-market adjustment of $0.3 million which increased the initial measurement of the ROU asset for this lease and reduced the loss recognized on this sale.

11. Long-Term and Other Short-Term Obligations (as restated)

The following table summarizes long-term and other short-term obligations:

(in thousands)	December 31, 2022	June 30, 2022
Note to a bank with interest at LIBOR (1.76%) at September 30, 2022 plus 1.75%; payable in quarterly installments of $1,180 principal with applicable interest; secured by specific assets of the Company. Extinguished and refinanced in December 2022.	-	76,792

Note to a bank with one month interest at SOFR (4.30%) at December 31, 2022 plus 2.35%; payable in quarterly installments of $1,546 principal with applicable interest; matures in December 2027; secured by specific assets of the Company.	154,590	-

Capital expenditures borrowings payable at LIBOR (0.50%) at September 30, 2022 plus 1.75%, payable in quarterly installments of $1,077 at September 30, 2022. Extinguished and refinanced in December 2022.	-	40,776

Capital expenditures borrowings payable, $14,365 at SOFR (4.30%) at December 31, 2022 plus 2.35%, $801 payable at Alternate Base Rate ABR (7.50% at December 31, 2022) plus Prime (1.25%), with draw expiring June 2027.	15,166	-

Equipment Term Loan payable, $3,932 at SOFR (4.30%) at December 31, 2022 plus 2.35%, $250 at Alternate Base Rate (ABR) (7.50% at December 31, 2022) plus Prime (1.25%), with draw expiring December 2026.	4,182	-

Note to a bank with interest fixed at 3.6%, payable in monthly installments of $60 principal with applicable interest; matures in April 2023.	240	593

Note to a bank with interest fixed at 2.75%, payable in monthly installments of $61 principal with applicable interest; matures in March 2024.	896	1,246

Delayed Draw Term Loan ("DDTL") with interest at LIBOR (2.32%) at September 2022 plus 1.75%, payable in quarterly installments of $1,260 starting March 2022. Extinguished and refinanced in December 2022.	-	65,882

Delayed Draw Term Loan ("DDTL") $29,818,with interest at SOFR (4.30%) at December 2022 plus 2.35%, $818 at Alternate Base Rate (ABR) (7.50% at December 31, 2022) plus Prime (1.25%), payable in quarterly installments starting March 2023. Matures in December 2027.	30,636	-
	205,710	185,289
Less current maturities	(16,480)	(14,909)
Less unamortized deferred financing costs	(1,528)	(1,285)
	$187,702	$169,095

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

The effective interest rate under the revolving facility was 3.7% and 4.0% as of December 31, 2022 and 2021, respectively. The Company had availability under the line of credit as of December 31, 2022 and June 30, 2022, respectively.

Maturities of Long-Term and Other Short-Term Borrowings

Maturities of long-term and other short-term borrowings for succeeding years are as follows:

Remaining 2023	$9,292
2024	14,199
2025	13,658
2026	13,658
2027	13,038
Thereafter	141,865
$205,710

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

•
is at or above $15 (but below $20), 50% of the Earnout Shares will be issued; and
•
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

No Earnout Shares were issued as of December 31, 2022.

Meier's Earnout Shares

In connection with the closing of the Meier's business combination with Paul T. Lux Irrevocable Trust pursuant to a merger agreement dated January 18, 2022, Mr. Lux is entitled to receive up to an additional $5 million of the Company’s common stock, subject to the terms of the earnout agreement. The Company will make earnout payments based on the product of the amount of adjusted EBITDA in calendar 2022, 2023 and 2024 over EBITDA threshold, as defined in the merger agreement, and the earnout multiple of seven. The earnout payment shall be paid 50% in cash and 50% in the Company's common stock. No shares were issued through December 31, 2022.

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

The following table provides total stock-based compensation expense by award type:

	Three Months Ended		Six Months Ended
(in thousands)	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021
	As Restated		As Restated
Stock option awards	$475	$-	$964	$-
Restricted stock units	2,775	-	5,726	-
Total stock-based compensation	$3,250	$-	$6,690	$-

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

The following table presents a summary of stock option activity under the 2021 Plan:

	Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at June 30, 2022	3,503,527	$10.50	8.7	$-
Granted	782,061	10.50	9.9	-
Exercised	-	-		-
Forfeited or cancelled	(85,750)	10.50		-
Outstanding at December 31, 2022	4,199,838	$10.50	8.9	$-

Total unrecognized compensation expense related to the stock options was $7.9 million, which is expected to be recognized over a weighted-average period of 5.1 years. As of December 31, 2022, 633,422 options were exercisable pending attainment of market condition.

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

13. Income Taxes (as restated)

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

14. Commitments and Contingent Liabilities and Litigation

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

Litigation

On November 14, 2022, a purported securities class action lawsuit was filed in the U.S. District Court for the District of Nevada against the Company and certain current and former members of its management team. The lawsuit is captioned Ezzes v. Vintage Wine Estates, Inc., et al. (“Ezzes“), and alleges that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder, by making material misstatements or omissions in certain of the Company's periodic reports filed with the SEC relating to, among other things, the Company’s business, operations, and prospects, including with respect to the Company’s inventory metrics and overhead burden. The lawsuit seeks an unspecified amount of damages and an award of attorney’s fees, in addition to other relief. On November 28, 2022, a second purported securities class action lawsuit, captioned Salbenblatt v. Vintage Wine Estates, Inc., et al. (“Salbenblatt”), was filed in the same court, containing similar claims and allegations, and seeking similar relief, as the Ezzes lawsuit. On February 14, 2023, the Court consolidated both actions and appointed the lead plaintiffs. The Salbenblatt action was transferred to and consolidated with the Ezzes action. On May 1, 2023, the lead plaintiffs filed a consolidated amended class action complaint (“amended complaint”). On June 30, 2023, the defendants filed a motion to dismiss the amended complaint. The motion to dismiss was fully briefed on September 25, 2023, and is pending. The Company believes this litigation is without merit and intends to defend against them vigorously. However, litigation is inherently uncertain, and the Company is unable to predict the outcome of this litigation and is unable to estimate the range of loss, if any, that could result from an unfavorable outcome. The Company also cannot provide any assurance that the ultimate resolution of this litigation will not have a material adverse effect on our reputation, business, prospects, results of operations or financial condition.

The Company is involved in two disputes relating to an Asset Purchase Agreement (“APA”) and a related Non-Compete Agreement/Non-Solicitation Agreement (the “Non-Compete Agreement”) from a 2018 acquisition. Claimant has alleged that the Company did not make certain earnout payments allegedly due under the APA and has alleged that the Company misused alleged rights of publicity with respect to the brands in violation of the Non-Compete Agreement. On or about August 30, 2023, Claimants served a demand for arbitration on the Company. At present, Claimants collectively have not quantified the total amount of their alleged damages for all claims; however based on information provided by Claimants, the Company would anticipate that any claim of damages would likely be at least approximately $3.0 million. The Company disputes both that any amounts in excess of the accrued earn-out liability for the dispute period are owed and that the Company misused the alleged rights of publicity. The Company intends to vigorously defend itself against the claims. At this time, in view of the complexity and ongoing nature of the matters, we are unable to reasonably estimate a possible loss or range of loss that the Company may incur to resolve these matters or defend against these claims.

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

15. Related Party Transactions

Immediate Family Member and Other Business Arrangements

We provide at will employment to several family members of officers or directors who provide various sales, marketing and administrative services to us. Payroll and other expenses to these related parties was $95 thousand and $125 thousand for the three months ended December 31, 2022 and 2021, respectively and $220 thousand and $196 thousand for the six months ended December 31, 2022 and 2021, respectively.

We pay for sponsorship and marketing services and point of sale marketing materials to unincorporated businesses that are managed by immediate family members of a Company executive officer. For the three months ended December 31, 2022 and 2021, payments related to sponsorship and marketing services totaled $87 thousand and $106 thousand, respectively. For the six months ended December 31, 2022 and 2021, payments related to sponsorship and marketing services totaled $174 thousand and $193 thousand, respectively.

The Company has a revenue sharing agreement with Sonoma Brands Partners II, LLC where a portion of B.R. Cohn and Clos Pegase sales during various events throughout the year go to Sonoma Brands Partners II, LLC. Sonoma Brands Partners II, LLC is managed by a member of the Company's board of directors. For the six months ended December 31, 2022 and 2021, payments to Sonoma Brands Partners II, LLC totaled $232 thousand and $169 thousand, respectively.

The Company has a contract with Bin-to-bottle, a storage and bottling company owned by Patrick Roney, for storage purposes. The expenses incurred for storage were immaterial for the years ended June 30, 2023 and 2022.

Financial Advisory Agreement

In April 2022, the Company entered into an arrangement with Global Leisure Partners LLC ("GLP") to act as a financial advisor to the Company in connection with its exploration of acquisitions, mergers, investments and other strategic matters. A director of the Company having the authority to establish policies and make decisions is an executive of GLP. Although members of the board of directors are typically independent from management, members of the board of directors would be considered management based on the definition of management in ASC 850, Related Party Disclosures. Payments to GLP in respect of capital markets and mergers and acquisitions matters totaled $50 thousand and zero for the three months ended December 31 2022 and 2021, respectively and $100 thousand and zero for the six months ended December 31 2022 and 2021, respectively.

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

We report our segments as follows:

Wholesale -- We sell our wine, spirits and cider to wholesale distributors under purchase orders. Wholesale operations generate revenue from product sold to distributors, who then sell them off to off-premise retail locations such as grocery stores, wine clubs, specialty and multi-national retail chains, as well as on-premise locations such as restaurants and bars.

Direct-to-Consumer ("DTC") -- We sell our wine and other merchandise directly to consumers through wine club memberships, at wineries’ tasting rooms, at Sommelier wine tasting events, and through the Internet. Winery estates hold various public and private events for customers and our wine club members. The certified Sommeliers provide guided tasting experiences customized for each audience through virtual and in-person events globally.

Business-to-Business ("B2B") -- Our Business-to-Business sales channel generates revenue primarily from the sale of private label wines and spirits, and custom winemaking services. Annually, we work with our national retail partners to develop private label wines incremental to their wholesale channel businesses.

Other -- Other is included in the tables below for purposes of reconciliation of revenues and profit but is not considered a reportable segment. In 2022, it included revenue from grape and bulk wine sales and storage services. In 2023 and going forward, these immaterial revenues are recorded in the B2B segment. We record corporate level expenses, non-direct selling expenses and other expenses not specifically allocated to the results of operations in Other.

The following tables present net revenue and income from operations directly attributable to the Company's segments:

	Three Months Ended December 31, 2022
(in thousands)	Wholesale	Direct-to-Consumer	Business-to-Business	Other	Total
Segment Results
Net revenue	$23,083	$26,472	$28,814	$32	$78,401
Income (loss) from operations	$(126,896)	$1,424	$(1,167)	$(20,443)	$(147,082)

	Three Months Ended December 31, 2021
(in thousands)	Wholesale	Direct-to-Consumer	Business-to-Business	Other	Total
Segment Results
Net revenue	$22,171	$34,806	$25,225	$1,409	$83,611
Income (loss) from operations	$4,204	$10,523	$7,255	$(12,525)	$9,457

	Six Months Ended December 31, 2022
(in thousands)	Wholesale	Direct-to-Consumer	Business-to-Business	Other	Total
Segment Results
Net revenue	$47,070	$46,464	$62,994	$(47)	$156,481
Income (loss) from operations	$(124,608)	$3,393	$9,366	$(38,618)	$(150,467)

	Six Months Ended December 31, 2021
(in thousands)	Wholesale	Direct-to-Consumer	Business-to-Business	Other	Total
Segment Results
Net revenue	$38,374	$50,069	$49,692	$1,511	$139,646
Income (loss) from operations	$7,245	$12,554	$13,484	$(20,617)	$12,666

There was no inter-segment activity for any of the given reporting periods presented.

Depreciation expense recognized by operating segment is summarized below:

(in thousands)	Wholesale	Direct-to-Consumer	Business-to-Business	Other	Total
For the three months ended December 31:
2022	$(25)	$299	$232	$491	$997
2021	$-	200	$-	$-	$200

(in thousands)	Wholesale	Direct-to-Consumer	Business-to-Business	Other	Total
For the six months ended December 31:
2022	$13	$590	$467	$941	$2,011
2021	$-	500	$-	$-	$500

Amortization expense recognized by operating segment is summarized below:

(in thousands)	Wholesale	Direct-to-Consumer	Business-to-Business	Other	Total
For the three months ended December 31:
2022	$596	$832	$364	$13	$1,805
2021	$10	$139	$3	$1,052	1,204

(in thousands)	Wholesale	Direct-to-Consumer	Business-to-Business	Other	Total
For the six months ended December 31:
2022	$1,192	$1,683	$728	$13	$3,616
2021	$21	$752	$5	$1,077	1,855

17. Earnings Per Share (as restated)

The following table reconciles the number of common shares used to compute basic and diluted earnings per share attributable to Vintage Wine Estates, Inc., shareholders:

	Three Months Ended December 31,		Six Months Ended December 31,
(in thousands, except for per share amounts)	2022	2021	2022	2021
Net (loss) income	$(130,182)	$6,688	$(128,824)	$7,456
Less: loss allocable to noncontrolling interest	(1,047)	(15)	(1,221)	(40)
Net (loss) income allocable to common shareholders	$(129,135)	$6,703	$(127,603)	$7,496

Numerator – Basic EPS
Net (loss) income allocable to common shareholders	$(129,135)	$6,703	$(127,603)	$7,496
Net (loss) income allocated to common shareholders	$(129,135)	$6,703	$(127,603)	$7,496

Numerator – Diluted EPS
Net (loss) income allocated to common shareholders	$(129,135)	$6,703	$(127,603)	$7,496
Net (loss) income allocated to common shareholders	$(129,135)	$6,703	$(127,603)	$7,496

Denominator – Basic Common Shares
Weighted average common shares outstanding - Basic	58,941,899	60,461,611	58,880,529	60,461,611

Denominator – Diluted Common Shares
Weighted average common shares - Diluted	58,941,899	60,461,611	58,880,529	60,461,611

Net (loss) income per share – basic:
Common Shares	$(2.19)	$0.11	$(2.17)	$0.12
Net (loss) income per share – diluted:
Common Shares	$(2.19)	$0.11	$(2.17)	$0.12

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

18. Subsequent Events (as restated)

On January 17, 2023, a member of the executive team resigned from the company. Along with the resignation, all outstanding stock options and unvested restricted stock units previously granted to this executive under the Company's 2021 Plan ceased to vest and any unvested awards were forfeited. The Company recognized a reduction to stock-based compensation expense related to these forfeitures in the amount of $1.5 million during the three months ending March 31, 2023.

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

Restatement of Previously Issued Financial Statements

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” has been amended and restated to give effect to the restatement of our financial statements, as more fully described in Note 2 to our financial statements entitled “Restatement. Reclassification and Revision of Previously Issued Condensed Consolidated Financial Statements.” For further detail regarding the restatement, see the “Explanatory Note” to this Quarterly Report on Form 10-Q/A.

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

Three Months Ended December 31, 2022 Compared with Three Months Ended December 31, 2021

Wholesale Segment Results

The following table presents summary financial data for our Wholesale segment:

	Three Months Ended December 31,		Dollar	Percent
(in thousands, except %)	2022	2021	Change	Change
Net revenue	$23,083	$22,171	$912	4.1%
Income (loss) from operations	$(126,896)	$4,204	$(131,100)	-3,118.5%

Wholesale net revenue increased $0.9 million, or 4.1%, from the three months ended December 31, 2021. The increase was primarily attributable to acquired revenue of $1.3 million, partially offset by a $0.4 million decline in international sales.

Wholesale loss from operations was $126.9 million, a $131.1 million, or 3,118.5%, decline from income from operations in the prior-year period. The loss was primarily attributable to non-cash goodwill and intangible assets impairments of $116.3 million and $10.3 million, respectively. Also impacting the loss from operations was a $1.5 million increase in the fair value of contingent consideration related to the acquisition of ACE Cider and a $3.6 million increase in cost of revenue resulting from inflation and supply chain challenges, increased headcount as well as higher labor costs.

B2B Segment Results

The following table presents summary financial data for our B2B segment:

	Three Months Ended December 31,		Dollar	Percent
(in thousands, except %)	2022	2021	Change	Change
Net revenue	$28,814	$25,225	$3,589	14.2%
Income (loss) from operations	$(1,167)	$7,255	$(8,422)	-116.1%

B2B net revenue increased $3.6 million, or 14.2%, from the three months ended December 31, 2021. Growth was driven by $3.5 million in acquired revenue, increased custom production volumes and the timing of bulk distilled alcohol sales. These increases were partially offset by a decrease in private label revenue due to discontinued programs.

B2B income from operations decreased $8.4 million, or 116.1%, from the three months ended December 31, 2021 due to higher costs related to contract winemaking and bottling, as well as goodwill and intangible non-cash assets impairments of $9.0 million and $0.1 million, respectively. These costs were partially offset by a $4.9 million gain on remeasurement of contingent consideration related to the acquisition of Meier's and higher volume.

DTC Segment Results

The following table presents summary financial data for our DTC segment:

	Three Months Ended December 31,		Dollar	Percent
(in thousands, except %)	2022	2021	Change	Change
Net revenue	$26,472	$34,806	$(8,334)	-23.9%
Income from operations	$1,424	$10,523	$(9,099)	-86.5%

DTC net revenue decreased $8.3 million, or 23.9%, from the three months ended December 31, 2021, driven by programming changes for a major television retailer and softening consumer discretionary spending, although tasting room activity remained steady.

DTC income from operations decreased $9.1 million, or 86.5%, from the three months ended December 31, 2021, primarily as a result of $2.2 million in non-cash intangible assets impairment as well as increased freight costs not covered by customer/retail pricing, higher overhead burden, a $1.3 million increase in amortization expense related to acquisitions and an incremental operating loss from acquisitions of $0.3 million.

Six Months Ended December 31, 2022 Compared with Six Months Ended December 31, 2021

Wholesale Segment Results

The following table presents summary financial data for our Wholesale segment:

	Six Months Ended December 31,		Dollar	Percent
(in thousands, except %)	2022	2021	Change	Change
Net revenue	$47,070	$38,374	$8,696	22.7%
Income (loss) from operations	$(124,608)	$7,245	$(131,853)	-1,819.9%

Wholesale net revenue increased $8.7 million, or 22.7%, reflecting an increase in ACE Cider revenue totaling $8.3 million.

Wholesale income from operations decreased $131.9 million, or 1,819.9%, from the six months ended December 31, 2021. The decrease was primarily the result of $116.3 million and $10.3 million goodwill and intangible assets impairments, respectively. Also increasing costs were a $2.3 million increase in the fair value of contingent consideration, as well as higher costs due to inflation and supply chain challenges, $3.5 million in incremental overhead burden, and an incremental operating loss of $1.0 million related to acquisitions.

B2B Segment Results

The following table presents summary financial data for our B2B segment:

	Six Months Ended December 31,		Dollar	Percent
(in thousands, except %)	2022	2021	Change	Change
Net revenue	$62,994	$49,692	$13,302	26.8%
Income from operations	$9,366	$13,484	$(4,118)	-30.5%

B2B net revenue increased $13.3 million, or 26.8%, from the six months ended December 31, 2021. The increase reflected increased custom production and distilled bulk spirits sales as well as $8.1 million of acquired revenue. These improvements were offset by lower private label sales due to discontinued programs.

B2B income from operations decreased $4.1 million, or 30.5%, from the six months ended December 31, 2021. The decrease was attributable to goodwill and intangible assets impairments of $9.0 million and $0.1 million, respectively, as well as to higher freight and other costs not covered by contractual billings, partially offset by a $4.9 million gain on remeasurement of contingent consideration related to the acquisition of Meier's, improved margin on bulk distilled alcohol sales and $0.1 million contribution from acquisitions.

DTC Segment Results

The following table presents summary financial data for our DTC segment:

	Six Months Ended December 31,		Dollar	Percent
(in thousands, except %)	2022	2021	Change	Change
Net revenue	$46,464	$50,069	$(3,605)	-7.2%
Income from operations	$3,393	$12,554	$(9,161)	-73.0%

DTC net revenue declined $3.6 million, or 7.2%, from the six months ended December 31, 2021. Acquired revenue of $3.0 million was offset by programming changes for a major television retailer and softening consumer discretionary spending.

DTC income from operations decreased $9.2 million, or 73.0%, from the six months ended December 31, 2021. The decrease was primarily attributable to $2.2 million of intangible assets impairments, increased costs of inventory as well as higher costs of $1.7 million in freight, $0.7 million in catalog and mailing expenses, $0.4 million of media advertising costs and $0.3 million additional consulting fees of $1.5 million amortization from customer lists.

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

Non-GAAP Financial Measures (as restated)

The following is a reconciliation of net income (loss) to Adjusted EBITDA and net (loss) income margin to Adjusted EBITDA margin for the periods presented:

	Three Months Ended December 31		Six Months Ended December 31
	2022	2021	2022	2021
Net (loss) income	$(130,182)	$6,688	$(128,824)	$7,456
Interest expense	5,650	3,493	9,031	7,096
Income tax provision	(23,652)	2,572	(22,178)	3,021
Depreciation	3,860	4,083	7,856	5,585
Amortization	1,805	1,204	3,616	1,855
Stock-based compensation expense	3,250	-	6,690	-
Net unrealized gain on interest rate swap agreements	839	(3,347)	(8,488)	(4,919)
Goodwill and intangible asset impairment losses	137,928	-	137,928	-
Loss on disposition of assets	4,430	82	4,430	76
Deferred rent adjustment	-	110	-	238
Gain on litigation proceeds	-	-	(530)	-
Adjusted EBITDA	$3,928	$14,885	$9,531	$20,408
Revenue	$78,401	$83,611	$156,481	$139,646
Net (loss) income margin	-166.0%	8.0%	-82.3%	5.3%
Adjusted EBITDA margin	5.0%	17.8%	6.1%	14.6%

Adjusted EBITDA and Adjusted EBITDA margin are not recognized measures of financial performance under GAAP. We believe these non-GAAP measures provide analysts, investors and other interested parties with additional insight into the underlying trends of our business and assists these parties in analyzing our performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance, which allows for a better comparison against historical results and expectations for future performance. See Note 7, Goodwill and Intangible Assets, in Item 1, Financial Statements, for details related to our December 31, 2022 impairment testing.

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

Liquidity and Capital Resources (as restated)

We are implementing our Five-Point Plan which we believe will enable us to drive stronger earnings power, provide a sustainable foundation for future growth and allow us to continue as a leading vintner with a strong portfolio of affordable luxury brands by focusing on the plan's five priorities: (1) margin expansion, (2) cost reduction, (3) cash management, (4) monetizing assets, and (5) revenue growth. In 2024, our priorities under our Five-Point Plan are to deliver profitability, generate cash, and reduce debt. In order to meet these objectives our near-term goals are to simplify the business, reduce costs, improve production throughout our operations, focus on key brands, and pay down debt through the monetization of assets and reducing costs, among other things.

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

Cash and Cash Equivalents

Our cash and cash equivalents balance was $41.7 million at December 31, 2022 compared with $44.8 million at June 30, 2022, exclusive of restricted cash. At December 31, 2022, our cash and cash equivalents were held in cash depository accounts with major banks.

Cash Flows (as restated)

The table below presents a summary of our sources and uses of cash:

	Six Months Ended December 31,
(in thousands)	2022	2021	Change
Operating activities	$1,050	$(5,623)	$6,673
Investing activities	$380	$(73,040)	$73,420
Financing activities	$(9,295)	$36,729	$(46,024)

The cash flows related to held for sale assets have not been segregated and remain included in the major classes of assets.

Cash Flows provided by (used in) Operating Activities

Net cash provided by operating activities increased $6.7 million to $1.1 million for the six months ended December 31, 2022 compared with net cash used in operating activities $5.6 million for the prior-year period. The increase was the result of the $126.0 million in non-cash adjustments offsetting the loss in net income combined with improvements in receivables and payables.

Cash Flows provided by (used in) Investing Activities

Net cash used in investing activities decreased $73.4 million to $0.4 million for the six months ended December 31, 2022, compared with net cash used in investing activities of $73.0 million for the prior-year period. While cash flows from investing activities are utilized primarily to fund acquisitions, capital expenditures for improvements to existing assets and other corporate assets, net cash provided from investing activities for the six months ended December 31, 2022, reflected $8.7 million of proceeds from the sale of land and related vineyards which offset capital expenditures. Cash used in investing activities in the prior-year period included $61.8 million for acquisitions.

Cash Flows provided by (used in) Financing Activities

Net cash used in financing activities was $9.3 million for the six months ended December 31, 2022 and reflected the refinancing of our line of credit and long-term debt and related costs. In the prior-year period, net cash provided by financing activities was $36.7 million.

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

Goodwill and Intangible Assets

The aggregate carrying amount of goodwill is $29.7 million as of December 31, 2022. Our intangible assets had an aggregate carrying amount of $47.0 million as of December 31, 2022.

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

See Note 7, Goodwill and Intangible Assets, in Item 1, Financial Statements, for details related to our December 31, 2022 impairment testing.

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

3.2

Bylaws of Vintage Wine Estates, Inc., a Nevada corporation (incorporated by reference to Annex C to the Prospectus forming part of the Company's Registration Statement on Form S-4/A (Registration No. 333-254260), filed with the SEC on May 3, 2021)

10.1

Amendment Number Three, dated as of November 8, 2022, to Amended and Restated Loan and Security Agreement dated as of April 13, 2021, by and among Vintage Wine Estates, Inc. (“Borrower Agent”), each Subsidiary of Borrower Agent party to this Amendment, the financial institutions party to this Amendment (collectively, “Lenders”), and Bank of the West, as administrative agent and collateral agent for the Lenders (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q (File number 23907133) filed with the SEC on May 10, 2023).*

10.2

Second Amended and Restated Loan and Security Agreement, dated as of December 13, 2022, by and among Vintage Wine Estates, Inc., certain subsidiaries of Vintage Wine Estates, Inc. party thereto from time to time, certain financial institutions party thereto from time to time, and Bank of the West, as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed with the SEC on December 19, 2022).†

31.1	Certification of Interim Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.*

32.1	Certification of Interim Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.*

101.SCH	Inline XBRL Taxonomy Extension Schema Document.*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*

104	Cover Page Interactive Data File (embedded within the Inline XBRL document). *

*	Filed herewith.

**	Furnished herewith.

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