Form 10-Q/A
period 2023-03-31
Vintage Wine Estates, Inc.
filed 2023-10-13
CIK 1834045

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

Explanatory Note

Vintage Wine Estates, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A for the quarter ended March 31, 2023 (this “Form 10-Q/A”).

This Form 10-Q/A amends the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023, as filed with the Securities and Exchange Commission (“SEC”) on May 10, 2023 (the “Original Filing”). This Form 10-Q/A is being filed to restate the Company’s unaudited condensed consolidated financial statements for the three and nine months ended March 31, 2023. The restatement reflects the reversal of revenue for the three months ended March 31, 2023 because control of bulk whiskey inventory for one sale did not transfer, the correction of an error related to the classification of assets as part of the historical purchase price allocations for certain business combinations, which impacted the loss on a partial disposition of Laetitia Vineyard and Wineries land and related vineyards that occurred during the three months ended December 31, 2022, and the treatment of a deferred gain related to the implementation of ASC 842, Leases. These adjustments were evaluated by management in accordance with SEC Staff Accounting Bulletin Topic 1M, "Materiality," and SEC Staff Accounting Bulletin Topic 1N, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements," and management determined the effects of the restatement to be material. In light of the restatement, the Company is also correcting and/or reclassifying certain immaterial out-of-period items and other adjustments in all periods presented. See Note 2 to the unaudited condensed consolidated financial statements included in this Form 10-Q/A for further information regarding the restatement and reclassifications.

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

Part I—Financial Information

Item 1. Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	March 31, 2023	June 30, 2022
	(Unaudited)
	As Restated
Assets
Current assets:
Cash and cash equivalents	$25,382	$44,758
Restricted cash	-	4,800
Accounts receivable, net	36,722	37,869
Other receivables	722	3,866
Inventories	199,224	192,922
Assets held for sale, net	547	-
Current interest rate swap asset	3,920	2,877
Prepaid expenses and other current assets	23,519	11,864
Total current assets	290,036	298,956
Property, plant, and equipment, net	219,492	238,719
Operating lease right-of-use assets	32,971	-
Finance lease right-of-use-assets	624	-
Goodwill	29,666	154,951
Intangible assets, net	45,337	63,097
Interest rate swap asset	3,619	6,280
Other assets	4,701	3,464
Total assets	$626,446	$765,467
Liabilities, redeemable noncontrolling interest, and stockholders' equity
Current liabilities:
Line of credit	$114,429	$144,215
Accounts payable	22,200	13,473
Accrued liabilities and other payables	34,966	26,997
Current operating lease liabilities	6,357	-
Current finance lease liabilities	286	-
Current maturities of long-term debt	14,634	14,909
Total current liabilities	192,872	199,594
Other long-term liabilities	1,693	7,055
Long-term debt, less current maturities	176,946	169,095
Long-term operating lease liabilities	27,695	-
Long-term finance lease liabilities	344	-
Deferred tax liability	7,312	29,325
Deferred gain	-	10,666
Total liabilities	406,862	415,735
Commitments and contingencies (Note 14)
Redeemable noncontrolling interest	261	1,494
Stockholders' equity:
Preferred stock, no par value, 2,000,000 shares authorized, and none issued and outstanding at March 31, 2022 and June 30, 2022.	-	-
Common stock, no par value, 200,000,000 shares authorized, 62,161,553 issued and 59,289,659 outstanding at March 31, 2023 and 61,691,054 issued and 58,819,160 outstanding at June 30, 2022.	-	-
Additional paid-in capital	380,617	376,099
Treasury stock, at cost: 2,871,894 shares held at March 31, 2023 and June 30, 2022.	(26,034)	(26,034)
(Accumulated Deficit) Retained Earnings	(134,457)	(1,092)
Total Vintage Wine Estates, Inc. stockholders' equity	220,126	348,973
Noncontrolling interests	(803)	(735)
Total stockholders' equity	219,323	348,238
Total liabilities, redeemable noncontrolling interest, and stockholders' equity	$626,446	$765,467

See notes to unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022
	As Restated		As Restated
Net revenue
Wine, spirits and cider	$41,276	$50,859	$147,252	$157,640
Nonwine	23,375	28,074	73,880	60,939
	64,651	78,933	221,132	218,579
Cost of revenue
Wine, spirits and cider	37,575	40,303	107,251	106,607
Nonwine	13,800	12,861	45,329	30,595
	51,375	53,164	152,580	137,202
Gross profit	13,276	25,769	68,552	81,377
Selling, general, and administrative expenses	26,506	24,159	90,094	65,682
Amortization expense	1,813	2,083	5,429	3,938
Goodwill impairment losses	-	-	125,285	-
Intangible impairment losses	-	-	12,643	-
Gain on remeasurement of contingent liability	-	-	(3,289)	155
Gain on litigation proceeds	(884)	-	(1,414)	-
Gain on sale leaseback	-	(333)	-	(1,000)
(Gain) loss on sale of property, plant, and equipment	(5,977)	312	(1,546)	388
(Loss) income from operations	(8,182)	(452)	(158,650)	12,214
Other (expense) income
Interest expense	(4,291)	(3,729)	(13,322)	(10,825)
Net (loss) gain on interest rate swap agreements	(3,596)	14,556	4,892	19,475
Loss on extinguishment of debt	-	-	(479)	-
Other (loss) gain, net	(161)	1,957	326	1,945
Total other (expense) income, net	(8,048)	12,784	(8,583)	10,595
(Loss) Income before provision for income taxes	(16,230)	12,332	(167,233)	22,809
Income tax (benefit) provision	(2,702)	3,375	(24,880)	6,396
Net (loss) income	(13,528)	8,957	(142,353)	16,413
Net loss attributable to the noncontrolling interests	(14)	(34)	(1,235)	(74)
Net (loss) income attributable to common stockholders	$(13,514)	$8,991	$(141,118)	$16,487

Net (loss) earnings per share allocable to common stockholders
Basic	$(0.23)	$0.15	$(2.39)	$0.27
Diluted	$(0.23)	$0.15	$(2.39)	$0.27
Weighted average shares used in the calculation of earnings per share allocable to common stockholders
Basic	59,289,659	61,410,403	59,014,915	60,773,258
Diluted	59,289,659	61,410,403	59,014,915	60,773,258

See notes to unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(in thousands, except share amounts)

	Redeemable Non-Controlling Interest Amount	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Non-Controlling Interests	Total Stockholders' Equity
		Shares	Amount	Shares	Amount
Balance, June 30, 2022	$1,494	61,691,054	$-	2,871,894	$(26,034)	$376,099	$(1,092)	$(735)	$348,238
Stock-based compensation expense	-	-	-	-	-	3,440	-	-	3,440
Repurchase of public warrants	-	-	-	-	-	(172)	-	-	(172)
Shareholder distribution	(66)	-	-	-	-	-	-	-	-
Net income (loss)	(146)	-	-	-	-	-	1,532	(28)	1,504
Adoption of ASC 842 (Note 10)	-	-	-	-	-	-	7,752	-	7,752
Balance, September 30, 2022, As Restated	$1,282	61,691,054	$-	2,871,894	$(26,034)	$379,367	$8,192	$(763)	$360,762
Stock-based compensation expense	-	-	-	-	-	3,250	-	-	3,250
Vesting of restricted stock	-	755,880	-	-	-	-	-	-	-
Taxes paid related to net share settlement of equity awards	-	(285,381)	-	-	-	(976)	-	-	(976)
Net loss	(1,023)						(129,135)	(24)	(129,159)
Balance, December 31, 2022, As Restated	$259	62,161,553	$-	2,871,894	$(26,034)	$381,641	$(120,943)	$(787)	$233,877
Stock-based compensation expense, net of forfeitures	-	-		-	-	(1,024)	-	-	(1,024)
Net income (loss)	2	-		-	-	-	(13,514)	(16)	(13,530)
Balance, March 31, 2023, As Restated	$261	62,161,553	$-	2,871,894	$(26,034)	$380,617	$(134,457)	$(803)	$219,323

	Redeemable Non-Controlling Interest Amount	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Non-Controlling Interests	Total Stockholders' Equity
		Shares	Amount	Shares	Amount
Balance, June 30, 2021	$1,682	60,461,611	$-	-	$-	$360,732	$-	$(477)	$360,255
Out-of-period adjustments	-	-	-	-	-	-	(667)	(169)	(836)
Net income (loss)	3	-	-	-	-	-	793	(28)	765
Balance, September 30, 2021	$1,685	60,461,611	$-	-	$-	$360,732	$126	$(674)	$360,184
Net income (loss)	2	-	-	-	-	-	6,703	(17)	6,686
Balance, December 31, 2021	$1,687	60,461,611	$-	-	$-	$360,732	$6,829	$(691)	$366,870
Stock-based compensation	$-	-	$-	-	$-	1,394	-	-	1,394
Issuance of common stock in business combination		1,229,443				10,521			10,521
Repurchase of common stock	$-	-	$-	313,539	$(2,833)	-	-	-	(2,833)
Net income (loss)	$(11)						8,991	(23)	8,968
Balance, March 31, 2022	$1,676	61,691,054	$-	313,539	$(2,833)	$372,647	$15,820	$(714)	$384,920

See notes to unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended March 31,
	2023	2022
	As Restated
Cash flows from operating activities
Net (loss) income	$(142,353)	$16,413
Adjustments to reconcile net (loss) income to net cash from operating activities:
Depreciation	11,799	9,384
Amortization expense	6,196	4,234
Goodwill and intangible asset impairment losses	137,929	-
Remeasurement of contingent consideration liabilities	(3,289)	155
Stock-based compensation expense	5,666	1,394
Provision for credit losses	405	45
Provision for inventory reserve	10,131	-
Net gain on interest rate swap agreements	(4,892)	(19,475)
(Benefit) provision for deferred income tax	(24,927)	(1,028)
(Gain) Loss on disposition of assets	(1,546)	388
Deferred gain on sale leaseback	-	(1,000)
Loss on extinguishment of debt	479	-
Deferred rent	-	285
Change in operating assets and liabilities (net of effect of business combinations):
Accounts receivable	742	(21,261)
Other receivables	3,144	376
Inventories	(16,637)	15,369
Prepaid expenses and other current assets	(11,655)	(2,232)
Other assets	602	(6,440)
Accounts payable	10,250	(8,106)
Accrued liabilities and other payables	15,102	8,207
Net change in lease assets and liabilities	(992)	-
Other	-	(836)
Net cash used in operating activities	(3,846)	(4,128)
Cash flows from investing activities
Proceeds from disposition of assets	19,707	105
Purchases of property, plant, and equipment	(11,318)	(15,723)
Acquisition of businesses	-	(74,268)
Net cash provided by (used in) investing activities	8,389	(89,886)
Cash flows from financing activities
Repurchase of common stock	-	(2,833)
Principal payments on line of credit	(136,358)	(67,210)
Proceeds from line of credit	111,863	126,591
Financing costs incurred from line of credit	(1,975)	-
Outstanding checks in excess of cash	(1,523)	2,900
Principal payments on debt	(73,195)	(13,178)
Proceeds from debt	74,640	-
Loan fees	(377)	-
Principal payments on finance leases	(205)	-
Distributions to noncontrolling interest	(66)	-
Repurchase of public warrants	(172)	-
Payments of minimum tax withholdings on stock-based payment awards	(976)	-
Payments on acquisition payable	(375)	(226)
Net cash (used in) provided by financing activities	(28,719)	46,044
Net change in cash, cash equivalents and restricted cash	(24,176)	(47,970)
Cash, cash equivalents and restricted cash, beginning of period	49,558	123,679
Cash, cash equivalents and restricted cash, end of period	$25,382	$75,709
Supplemental cash flow information
Cash paid during the period for:
Interest	$10,802	$9,508
Income taxes	$-	$22
Noncash investing and financing activities:
Contingent consideration in a business combination	$-	$8,460
Issuance of common stock in a business combination	$-	$10,521
Operating lease assets obtained in exchange for operating lease liabilities	$37,759	$-
Finance lease assets obtained in exchange for finance lease obligations	$67	$-
Accrued interest on term loan and line-of credit refinanced to principal	$1,726	$-
Line of credit refinanced as term debt	$9,646	$-
Term debt refinanced from a line of credit	$3,823	$-
Financing costs deducted from long-term debt proceeds	$474	$-
Financing costs deducted from line of credit proceeds	$532	$-

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

Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheet that sums to the total of the same such amounts as shown in the condensed consolidated statement of cash flows:

	March 31, 2023	June 30, 2022
(in thousands)	As Restated
Cash and cash equivalents	$25,382	$44,758
Restricted cash	-	4,800
Total cash, cash equivalents and restricted cash as shown in the consolidated statement of cash flows	$25,382	$49,558

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

The provision for credit losses for the periods ended March 31, 2023 and June 30, 2022, was $0.8 million and $0.4 million, respectively. We do not accrue interest on past-due amounts. Bad debt expense was insignificant for all reporting periods presented.

Other receivables include insurance related receivables, income tax receivables and other miscellaneous receivables.

Disaggregation of Revenue

The following table summarizes revenue by geographic region:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022
(in thousands)	As Restated		As Restated
United States	$64,287	$77,586	$219,474	$214,061
International	364	1,347	1,658	4,518
Total net revenue	$64,651	$78,933	$221,132	$218,579

The following table provides a disaggregation of revenue based on the pattern of revenue recognition:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022
(in thousands)	As Restated		As Restated
Point in time	$53,178	$65,170	$187,381	$180,464
Over a period of time	11,473	13,763	33,751	38,115
Total net revenue	$64,651	$78,933	$221,132	$218,579

Concentrations of Risk

Financial instruments that potentially expose us to significant concentrations of credit risk consist primarily of cash and trade accounts receivable. We maintain the majority of our cash balances at multiple financial institutions that management believes are of high-credit quality and financially stable. At times, we have cash deposited with major financial institutions in excess of the Federal Deposit Insurance Corporation ("FDIC") insurance limits. At March 31, 2023 and June 30, 2022, we had $30.2 million and $49.0 million respectively, in major financial institutions in excess of FDIC insurance limits. We sell the majority of our wine through U.S. distributors and the direct-to-consumer channel. Receivables arising from these sales are not collateralized. We attempt to limit our credit risk by performing ongoing credit evaluations of our customers and maintaining adequate allowances for potential credit losses.

The following table summarizes customer concentration of:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022
Revenue as a percent of total revenue
Customer A	22.9%	15.6%	20.0%	18.3%
Customer B	*	*	*	10.0%
Customer C	*	*	*	10.1%
Customer D	*	*	*	*

The following table summarizes customer concentration of:

	March 31, 2023	June 30, 2022
Receivables as a percent of total receivables
Customer A	44.7%	26.0%
Customer B	*	*
Customer C	*	*
Customer D	10.9%	*

* Customer revenue or receivables did not exceed 10% in the respective periods.

Revenue for sales from Customer A, Customer B, Customer D are included within the Wholesale and Business-to-Business segments and Customer C is included within the Business-to-Business segment.

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

Casualty Gains

In relation to various events related to weather and wildfires, the Company received insurance and litigation proceeds of $1.4 million during the nine months ended March 31, 2023.

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

Earnings Per Share

Basic net income (loss) per share is calculated by dividing the net income (loss) allocable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. For purposes of the calculation of diluted net income (loss) per share, stock options warrants to purchase common stock, and restricted stock units are considered potentially dilutive securities but are excluded from the calculation of diluted net income (loss) per share when their effect is antidilutive. As a result, in certain periods, diluted net loss per share is the same as the basic net loss per share for the periods presented.

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

The Company identified the population of real estate and equipment leases to which the guidance applies and implemented changes in its systems, procedures and controls relating to how lease information is obtained, processed and analyzed. In connection with the restatement, the Company has reclassified the deferred gain related to a previous sale and leaseback of $10.7 million related to retained earnings. Refer to Note 2. Further, the Company recognized $37.6 million in ROU assets that represent the Company's right to use the underlying assets for the lease term and $39.2 million in lease obligations that represent the Company's obligation to make lease payments arising from the lease. The ROU assets recognized upon adoption of Topic 842, included the reclassification of approximately $2.1 million of deferred rent and $0.4 million of prepaid rent. See Note 10.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, as amended, which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. It also eliminates the concept of other-than-temporary impairment and requires credit losses related to available-for-sale debt securities to be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. These changes will result in more timely recognition of credit losses. 10

The Company adopted ASU No. 2016-13, as amended effective July 1, 2022. We consider historical experience, the current economic environment, customer credit ratings or bankruptcies, and reasonable and supportable forecasts to develop our allowance for credit losses. We review these factors quarterly to determine if any adjustments are needed to the allowance. This guidance did not have a material impact on our condensed consolidated financial statements.

Recently Issued Accounting Pronouncements

The recently issued accounting pronouncements are not expected to have an impact on the Company.
2. Restatement, Reclassification and Revision of Previously Issued Condensed Consolidated Financial Statements

The Company has restated its condensed consolidated statements as of and for the three and nine months ended March 31, 2023.

Errors were discovered during the course of management’s review of the Company’s financial statements in the process of closing the fiscal year ended June 30, 2023 and in conjunction with the year-end audit. The errors were primarily related to the reversal of revenue for the three months ended March 31, 2023 because control of bulk whiskey inventory for one sale did not transfer, the correction of an error related to the classification of assets as part of the historical purchase price allocations for certain business combinations, which impacted the loss on a partial disposition of Laetitia Vineyard and Wineries land and related vineyards that occurred during the three months ended December 31, 2022, and the treatment of a deferred gain as part of the implementation of ASC 842, Leases ("ASC 842"). In light of the restatement, the Company is also correcting and/or reclassifying certain immaterial out-of-period items and other adjustments in all periods presented, which include but are not limited to those related to the determination of the service period used in the recognition of stock-based compensation expense and classification of assets as part of the historical purchase price allocations for certain business combinations. Certain prior year amounts have been reclassified for consistency with the current year presentation. In addition, our beginning accumulated deficit increased by $0.7 million, net of a tax benefit of $0.3 million, as a consequence of the impact of those identified immaterial errors to periods prior to July 1, 2021.

Regarding our previously reported unaudited condensed consolidated balance sheet as of March 31, 2023, the following table presents a $4.7 million decrease to accounts receivable and a $1.2 million increase to inventory due to a reversal of revenue in the third quarter because the control of bulk whiskey inventory for one sale did not transfer and an adjustment of $10.7 million deferred gain arising from a prior-year sale leaseback transaction that should have been recognized as a cumulative-effect adjustment to retained earnings as part of the implementation of ASC 842, offset by previously recognized amortization for the nine months ended March 31, 2023 of $0.9 million.

In addition, the Company is adjusting for certain immaterial out-of-period items, reclassifications and other adjustments including but not limited to:

(i)
$6.6 million reclassification between cash and cash equivalents and accounts payable for classification of outstanding checks;
(ii)
$177.0 million reclassification between current and long-term maturities of long-term debt due to amended credit agreement;

(iii)
$3.1 million adjustment to additional paid-in capital and retained earnings due to overstatement of stock-based compensation expense arising from an incorrect service period used in expense recognition; and
(iv)
$8.9 million adjustment to accumulated deficit due to $1.1 million year to date change in net loss as well as prior year increase in accumulated deficit of $0.7 million, net of $0.3 million tax benefit, primarily due to a non-recurring adjustment for historical acquisitions of $1.6 million, offset by $0.9 million for adjustment to property, plant and equipment, net due to overstatement of depreciation expense.

CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)

	March 31, 2023
(in thousands)	As Previously Reported	Adjustments	As Revised
Assets
Current assets:
Cash and cash equivalents	$31,966	$(6,584)	$25,382
Accounts receivable, net	41,381	(4,659)	36,722
Inventories	199,268	(44)	199,224
Total current assets	301,322	(11,286)	290,036
Property, plant, and equipment, net	219,680	(188)	219,492
Intangible assets, net	45,438	(101)	45,337
Total assets	$638,021	$(11,575)	$626,446
Liabilities, redeemable noncontrolling interest, and stockholders' equity
Current liabilities:
Accounts payable	$28,785	$(6,585)	$22,200
Accrued liabilities and other payables	34,325	641	34,966
Current maturities of long-term debt	191,580	(176,946)	14,634
Total current liabilities	375,762	(182,890)	192,872
Long-term debt, less current maturities	-	176,946	176,946
Deferred tax liability	5,698	1,614	7,312
Deferred gain	10,116	(10,116)	-
Total liabilities	421,308	(14,446)	406,862
Redeemable noncontrolling interest	262	(1)	261
Stockholders' equity:
Additional paid-in capital	383,720	(3,103)	380,617
Accumulated Deficit	(140,601)	6,144	(134,457)
Total Vintage Wine Estates, Inc. stockholders' equity	217,085	3,041	220,126
Noncontrolling interests	(634)	(169)	(803)
Total stockholders' equity	216,451	2,872	219,323
Total liabilities, redeemable noncontrolling interest, and stockholders' equity	$638,021	$(11,575)	$626,446

Regarding the previously reported unaudited condensed consolidated statement of operations for the three and nine months ended March 31, 2023, the following table presents a $4.7 million adjustment to net revenue: nonwine and a $1.2 million adjustment to cost of revenue: nonwine as a reversal of revenue in the third quarter because the control of bulk whiskey inventory for one sale did not transfer, the correction of an error of $3.5 million related to the classification of assets as part of the historical purchase price allocations for certain business combinations, which increased the loss on a partial disposition of Laetitia Vineyard and Wineries land and related vineyards, and the impact of the restatement of $0.5 million amortization, adjusted through gain on sale leaseback, of a deferred gain of $10.7 million arising from a prior-year sale leaseback transaction that should have been recognized as a cumulative-effect adjustment to equity as part of the implementation of ASC 842.

In addition, the Company is adjusting for certain immaterial out-of-period items, reclassifications and other adjustments including but not limited to:

(i)
$1.2 million adjustment for the nine months ending March 31, 2023 to intangible assets due to impairment recognized in 2022;
(ii)
$2.0 million cumulative adjustment for the nine months ending March 31, 2023 to selling, general and administrative expense due to a non-recurring adjustment for historical acquisitions; and
(iii)
adjustments of $1.0 million and $1.3 million for the three and nine months ended March 31, 2023, respectively, to increase selling, general and administrative expense due to an understatement of stock-based compensation expense arising from an incorrect service period used in expense recognition.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31, 2023			Nine Months Ended March 31, 2023
(in thousands, except share and per share amounts)	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
Net revenue
Wine, spirits and cider	$41,443	$(167)	$41,276	$146,160	$1,092	$147,252
Nonwine	28,035	(4,660)	23,375	78,540	(4,660)	73,880
Total net revenue	69,478	(4,827)	64,651	224,700	(3,568)	221,132
Cost of revenue
Wine, spirits and cider	37,829	(254)	37,575	108,499	(1,248)	107,251
Nonwine	15,303	(1,503)	13,800	46,524	(1,195)	45,329
Total cost of revenue	53,132	(1,757)	51,375	155,023	(2,443)	152,580
Gross profit	16,346	(3,070)	13,276	69,677	(1,125)	68,552
Selling, general, and administrative expenses	25,526	980	26,506	92,458	(2,364)	90,094
Intangible impairment losses	-	-	-	13,823	(1,180)	12,643
Gain on remeasurement of contingent liability	-	-	-	(2,648)	(641)	(3,289)
Gain on sale leaseback	(333)	333	-	(550)	550	-
Gain on sale of property, plant, and equipment	(5,977)	-	(5,977)	(5,625)	4,079	(1,546)
(Loss) from operations	(3,799)	(4,383)	(8,182)	(157,081)	(1,569)	(158,650)
Loss before provision for income taxes	(11,847)	(4,383)	(16,230)	(165,664)	(1,569)	(167,233)
Income tax (benefit) provision	(1,673)	(1,029)	(2,702)	(24,231)	(649)	(24,880)
Net loss	(10,174)	(3,354)	(13,528)	(141,433)	(920)	(142,353)
Net loss attributable to the noncontrolling interests	(14)	-	(14)	(1,403)	168	(1,235)
Net loss attributable to common stockholders	$(10,160)	$(3,354)	$(13,514)	$(140,030)	$(1,088)	$(141,118)
Net loss per share allocable to common stockholders
Basic	$(0.17)	$(0.06)	$(0.23)	$(2.37)	$(0.02)	$(2.39)
Diluted	$(0.17)	$(0.06)	$(0.23)	$(2.37)	$(0.02)	$(2.39)

The following table presents the impact of the adjustments and reclassifications discussed above on the unaudited condensed consolidated cash flow statement for the nine months ending March 31, 2023:

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended March 31, 2023
(in thousands)	As Previously Reported	Adjustments	As Restated
Cash flows from operating activities
Net loss	$(141,433)	$(920)	$(142,353)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation	11,409	390	11,799
Amortization expense
Goodwill and intangible asset impairment losses	139,108	(1,179)	137,929
Remeasurement of contingent consideration liabilities	(2,648)	(641)	(3,289)
Stock-based compensation expense	6,971	(1,305)	5,666
Provision for credit losses	677	(272)	405
Provision for inventory reserve	-	10,131	10,131
(Benefit) provision for deferred income tax	(24,281)	(646)	(24,927)
Gain on disposition of assets	(5,625)	4,079	(1,546)
Deferred gain on sale leaseback	(550)	550	-
Deferred rent	(2,079)	2,079	-
Change in operating assets and liabilities (net of effect of business combinations):
Accounts receivable	(3,866)	4,608	742
Inventories	(5,466)	(11,171)	(16,637)
Prepaid expenses and other current assets	(10,125)	(1,530)	(11,655)
Accounts payable	10,511	(261)	10,250
Accrued liabilities and other payables	16,934	(1,832)	15,102
Net change in lease assets and liabilities	1,087	(2,079)	(992)
Net cash used in operating activities	(3,846)	-	(3,846)
Cash flows from financing activities
Outstanding checks in excess of cash	4,327	(5,850)	(1,523)
Net cash used in financing activities	(22,869)	(5,850)	(28,719)
Net change in cash, cash equivalents and restricted cash	(18,326)	(5,850)	(24,176)
Cash, cash equivalents and restricted cash, beginning of period	50,292	(734)	49,558
Cash, cash equivalents and restricted cash, end of period	$31,966	(6,584)	$25,382
Supplemental cash flow information
Noncash investing and financing activities:
Increase in finance lease assets and liabilities upon adoption of ASC 842	$759	(692)	$67

Reclassifications and Revisions

Subsequent to the issuance of the Company's financial statements as of the year ended June 30, 2022, the Company discovered an error in its classification of purchase price for specific properties, which resulted in the Company overstating depreciable assets and the related depreciation expense for post-acquisition periods. Management has evaluated this misstatement, which understated property, plant and equipment, net and overstated inventories and the related cost of revenue, and concluded it was not material to prior periods, individually or in the aggregate. However, correcting the cumulative effect of the error in the current period would have had a material effect on the results of operations for such period. Therefore, the Company is revising the relevant prior period consolidated financial statements and related footnotes for this error and other immaterial out-of-period items for comparative purposes. The Company will also correct previously reported financial information for such immaterial errors in future filings, as applicable. Additionally, comparative prior period amounts in the applicable notes to the unaudited condensed consolidated financial statements have been revised, certain prior year amounts have been reclassified for consistency with the current year presentation, and our beginning accumulated deficit was increased by $0.7 million, net of a tax benefit of $0.3 million, as a consequence of the impact of those identified immaterial errors to periods prior to July 1, 2021.

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
$0.7 million adjustment to accumulated deficit due to a prior year accumulated deficit increase of $0.7 million, net of $0.3 million tax benefit, primarily due to a non-recurring adjustment for historical acquisitions of $1.6 million, offset by $0.9 million for adjustment to property, plant and equipment, net due to overstatement of depreciation expense.

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

The following table presents the impact of certain immaterial out-of-period items, reclassifications and other adjustments including but not limited to:

(i)
a cumulative $7.7 million adjustment due to an understatement of costs resulting from incorrect overhead absorption; and
(ii)
a cumulative $1.6 million adjustment to correct the beginning balance of the interest rate swap liability as of June 30, 2021.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31, 2022			Nine Months Ended March 31, 2022
(in thousands, except share and per share amounts)	As Reported	Adjustments	As Revised	As Reported	Adjustments	As Revised
Net revenues
Wine, spirits and cider	$50,859	$-	$50,859	$157,292	$348	$157,640
Total revenues	78,933	-	78,933	218,231	348	218,579
Cost of revenues
Wine, spirits and cider	38,764	1,539	40,303	98,428	8,179	106,607
Nonwine	12,152	709	12,861	29,886	709	30,595
Total cost of revenues	50,916	2,248	53,164	128,314	8,888	137,202
Gross profit	28,017	(2,248)	25,769	89,917	(8,540)	81,377
Selling, general, and administrative expenses	24,952	(793)	24,159	66,724	(1,042)	65,682
Gain on remeasurement of contingent liability	-	-	-	-	155	155
Loss on sale of property, plant, and equipment	431	(119)	312	507	(119)	388
Income from operations	884	(1,336)	(452)	19,748	(7,534)	12,214
Other income (expense)
Net unrealized gain on interest rate swap agreements	4,553	10,003	14,556	8,582	10,893	19,475
Total other income (expense), net	2,781	10,003	12,784	(298)	10,893	10,595
Income before provision for income taxes	3,665	8,667	12,332	19,450	3,359	22,809
Income tax provision	958	2,417	3,375	5,412	984	6,396
Net income	2,707	6,250	8,957	14,038	2,375	16,413
Net loss attributable to the noncontrolling interests	(73)	39	(34)	(138)	64	(74)
Net income attributable to Vintage Wine Estates, Inc.	2,780	6,211	8,991	14,176	2,311	16,487
Net income allocable to common stockholders	$2,780	6,211	$8,991	$14,176	2,311	$16,487
Net earnings per share allocable to common stockholders
Basic	$0.05	0.10	$0.15	$0.23	0.04	$0.27
Diluted	$0.05	0.10	$0.15	$0.23	0.04	$0.27

The following table presents the impact of the adjustments and reclassifications discussed above on the unaudited condensed consolidated cash flow statement for the nine months ending March 31, 2022:

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended March 31, 2022
(in thousands)	As Reported	Adjustments	As Revised
Cash flows from operating activities
Net income	$14,038	$2,375	$16,413
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	14,095	(4,711)	9,384
Remeasurement of contingent consideration liabilities	-	155	155
Stock-based compensation expense	1,943	(549)	1,394
Net unrealized gain on interest rate swap agreements	(8,582)	(10,893)	(19,475)
(Benefit) provision for deferred income tax	888	(1,916)	(1,028)
Loss on disposition of assets	508	(120)	388
Change in operating assets and liabilities (net of effect of business combinations):
Inventories	4,244	11,125	15,369
Prepaid expenses and other current assets	(2,457)	225	(2,232)
Other assets	(6,215)	(225)	(6,440)
Accrued liabilities and other payables	2,836	5,371	8,207
Other	-	(836)	(836)
Net cash used in operating activities	(4,128)	0	(4,128)

3. Business Combinations

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

4. Inventory (as restated)

Inventory consists of the following:

(in thousands)	March 31, 2023	June 30, 2022
	As Restated
Bulk wine, spirits and cider	$99,674	$88,978
Bottled wine, spirits and cider	78,650	86,785
Bottling and packaging supplies	19,448	16,328
Nonwine inventory	1,452	831
Total inventories	$199,224	$192,922

For the three months ended March 31, 2023 and 2022, the Company recognized costs related to reducing inventory to its net realizable value of $9.6 million and zero, respectively. For the nine months ended March 31, 2023 and 2022, the Company recognized costs related to reducing inventory to its net realizable value of $10.1 million and zero, respectively.

During the three months ended March 31, 2023, the Company recorded an inventory writedown of $10.1 million to mark down $6.8 million related to bulk wine, $3.1 million related to finished goods, and $0.2 million related to dry goods to the lower of cost or market following the Company's decision to discontinue certain product lines, reduce SKUs and help improve warehouse efficiencies.

For the nine months ended March 31, 2023 and fiscal year ended June 30, 2022, the Company's inventory balances are presented net of inventory reserves of $6.8 million and $2.2 million, respectively, for bulk wine, spirits and cider inventory, $4.5 million and $1.8 million, respectively, for bottled wine, spirits and cider inventory and $0.4 million and $0.4 million, respectively, for bottling and packaging supplies inventory.

5. Assets Held for Sale

During the period ended March 31, 2023, the Company had one asset group held for sale. The asset group relates to land and assumption of a land lease related to the Tamarack Cellars production facility. The Company intends to complete the sales of the assets within twelve months.

The carrying amounts of assets held for sale consists of the following:

(in thousands)	March 31, 2023
Tamarack Cellars property, plant and equipment held for sale	$1,168
Less accumulated depreciation and amortization	(621)
Total assets held for sale	$547

The cash flows related to held for sale assets have not been segregated, and remain included in the major classes of assets.

There were no assets classified as held for sale as of June 30, 2022.

During the three months ended March 31, 2023, the Company sold the Tenma Vineyard, which was held for sale as of December 31, 2022, for a sale price of $11 million. We recognized a gain on the sale of $6.1 million. This gain was recorded within loss (gain) on sale of property, plant, and equipment on the accompanying condensed consolidated statement of operations and comprehensive income.

On March 31, 2023, the Company sold certain Tamarack Cellars assets held for sale for a total selling price of $0.1 million.

6. Property, Plant, and Equipment (as restated)

Property, plant, and equipment consists of the following:

	March 31, 2023	June 30, 2022
(in thousands)	As Restated
Buildings and improvements	$144,481	$139,223
Land	31,073	46,632
Machinery and equipment	80,894	77,676
Cooperage	9,644	10,165
Vineyards	10,623	12,860
Furniture and fixtures	1,767	1,754
	278,482	288,310
Less accumulated depreciation	(74,564)	(66,987)
	203,918	221,323
Construction in progress	15,574	17,396
	$219,492	$238,719

Depreciation expense related to property and equipment was $3.9 million for both the three months ended March 31, 2023 and 2022, respectively, and $11.8 million and $9.4 million for the nine months ended March 31, 2023 and 2022, respectively.

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

Intangible Assets

The following tables summarize other intangible assets by class:

	March 31, 2023
	Gross Intangible	Accumulated Amortization	Accumulated Impairment Losses	Net Intangible	Weighted Average Remaining Amortization Period (in years)
(in thousands)	As Restated		As Restated	As Restated
Indefinite-life intangibles
Trade names and trademarks	$28,922	$-	$(12,643)	$16,279	N/A
Winery use permits	6,750	-	-	6,750	N/A
Total Indefinite-life intangibles	35,672	-	(12,643)	23,029

Definite-life intangibles
Customer and Sommelier relationships	30,700	(9,727)	-	20,973	3.8
Trade names and trademarks	1,900	(565)	-	1,335	3.2
Total definite-life intangibles	32,600	(10,292)	-	22,308
Total other intangible assets	$68,272	$(10,292)	$(12,643)	$45,337

	June 30, 2022
(in thousands)	Gross Intangible	Accumulated Amortization	Accumulated Impairment Losses	Net Intangible	Weighted Average Remaining Amortization Period (in years)
Indefinite-life intangibles
Trade names and trademarks	$30,203	$-	$(1,281)	$28,922	N/A
Winery use permits	6,750	-	-	6,750	N/A
Total Indefinite-life intangibles	36,953	-	(1,281)	35,672

Definite-life intangibles
Customer and Sommelier relationships	30,700	(4,922)	-	25,778	4.4
Trade names and trademarks	1,900	(253)	-	1,647	3.5
Total definite-life intangibles	32,600	(5,175)	-	27,425
Total other intangible assets	$69,553	$(5,175)	$(1,281)	$63,097

Our indefinite-lived intangible asset balance consists of trade names, trademarks and winery use permits, which had and aggregate carrying amount of $23.0 million as of March 31, 2023. We test our trade names, trademarks, and winery use permits for impairment annually, or more frequently if events or circumstances indicate it is more likely than not that the fair value of a trade name, trademark or winery use permit is less than its carrying amount. As noted above in the goodwill section, there were events and circumstances which occurred during the second quarter ending December 31, 2022 that indicated that it was more likely than not that the fair values of certain of our trademarks may be below their carrying amounts. As such, we performed a quantitative impairment test on our indefinite-lived intangibles.

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

We utilized the relief from royalty method under the income approach to estimate the fair value of our trade names and trademarks. Some of the more significant assumptions inherent in estimating the fair values include the estimated future annual net sales for each trademark and trade name, royalty rates (as a percentage of net sales that would hypothetically be charged by a licensor of the brand to an unrelated licensee), income tax considerations, long-term growth rates, and a discount rate that reflects the level of risk associated with the future cost savings attributable to the trade name or trademark. Based on the analysis performed, it was determined that the Company had a trade names and trademark impairment charge totaling $12.6 million, which consisted of $10.4 million related to Wholesale, $2.1 million related to Direct-to-Consumer, and $0.1 million related to Business-to-Business segments. In addition, a $1.3 million impairment loss was recognized in fiscal 2022. The total impairment loss of $13.9 million consists primarily of $4.1 million and $3.7 million related to the certain trademarks, respectively. The impairment loss arose due to a continued decline in certain trademark volumes and a lower royalty rate use for assessing certain trademarks given management's expectations. The impairment loss is included in intangible asset impairment losses in the condensed consolidated statements of operations.

The range of discount rates, long-term growth rates, EBITDA multiples and royalty rates we used to estimate the fair values of our reporting units (in relation to our goodwill impairment testing) and trademarks as of the December 31, 2022 impairment testing date for each reporting unit or trademark, were as follows:

	Discount Rate		Long-Term Growth Rate		EBITDA Multiple		Royalty Rate
	Min	Max	Min	Max	Min	Max	Min	Max
Reporting units	13.5%	14.0%	3.0%	5.0%	14.5x	16x
Trademarks	15.0%	15.0%	3.0%	5.0%			1.5%	2.0%

Amortization expense of definite-life intangibles was $1.7 million and $1.7 million for the three months ended March 31, 2023 and 2022, respectively, and $5.1 million and $3.3 million for the nine months ended March 31, 2023 and 2022, respectively.

As of March 31, 2023, estimated future amortization expense for definite-lived assets is as follows:

(in thousands)
2023 remaining	$1,705
2024	6,811
2025	5,292
2026	4,527
2027	3,179
Thereafter	794
Total estimated amortization expense	$22,308

8. Accrued Liabilities (as restated)

The major classes of accrued liabilities are summarized as follows:

	March 31, 2023	June 30, 2022
(in thousands)	As Restated
Accrued purchases	$12,499	$6,728
Accrued employee compensation	7,703	5,580
Other accrued expenses	5,888	8,867
Non related party accrued interest expense	623	429
Contingent consideration	3,979	2,710
Unearned Income	1,975	642
Captive insurance liabilities	2,299	2,041
Total Accrued liabilities and other payables	$34,966	$26,997

9. Fair Value Measurements (as restated)

The following tables present assets and liabilities measured at fair value on a recurring basis:

	March 31, 2023
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$9,805	$-	$-	$9,805
Interest rate swaps (1)	-	7,539	-	7,539
Total	$9,805	$7,539	$-	$17,344

Liabilities:
Contingent consideration liabilities (2)	$-	$-	$5,492	$5,492
Total	$-	$-	$5,492	$5,492

	June 30, 2022
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$36,616	$-	$-	$36,616
Interest rate swaps (1)	-	9,157	-	9,157
Total	$36,616	$9,157	$-	$45,773

Liabilities:
Contingent consideration liabilities (2)	$-	$-	$9,156	$9,156
Total	$-	$-	$9,156	$9,156

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

The following table provides a reconciliation of liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

Contingent Consideration
(in thousands)	As Restated
Balance at June 30, 2022	$9,156
Acquisitions	-
Payments	(375)
Change in fair value	(3,289)
Balance at March 31, 2023	5,492
Less: current portion	(3,979)
Long term portion	$1,513

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

Beginning fiscal 2022, we no longer had related party lease agreements.

The following table summarizes the components of lease expense:

	Three Months Ended	Nine Months Ended
(in thousands)	March 31, 2023	March 31, 2023
Operating lease expense	$1,807	$5,365

Finance lease expense
Amortization of right-of-use assets	66	205
Interest on lease liabilities	8	25
Total finance lease expense	74	230
Variable lease expense	200	677
Short-term lease expense	28	98
Total lease expense	$2,109	$6,370

The following table summarizes supplemental balance sheet items related to leases:

(in thousands)	March 31, 2023
Operating Leases
Operating lease right-of-use assets	$32,971

Current portion of operating lease liabilities	6,357
Long-term operating lease liabilities	27,695
Total operating lease liabilities	34,052

Finance Leases
Finance lease right-of-use assets	624

Current portion of finance lease liabilities	286
Long-term finance lease liabilities	344
Total finance lease liabilities	$630

The following table summarizes the weighted-average remaining lease term and discount rate:

Weighted-average remaining lease term (in years)
Operating leases	6.2
Finance leases	2.5

Weighted-average discount rate
Operating leases	5.0%
Finance leases	5.0%

The minimum annual payments under our lease agreements as of March 31, 2023 are as follows:

(in thousands)	Operating Leases	Finance Leases
Remaining fiscal 2023	$1,326	$78
2024	6,943	309
2025	6,538	180
2026	6,512	96
2027	6,158	6
2028 and thereafter	12,122	-
Total lease payments	39,599	669
Less imputed interest	(5,547)	(39)
Present value of lease liabilities	34,052	630
Current portion of lease liabilities	(6,357)	(286)
Total long term lease liabilities	$27,695	$344

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

11. Long-Term and Other Short-Term Obligations (as restated)

The following table summarizes long-term and other short-term obligations:

(in thousands)	March 31, 2023	June 30, 2022
Note to a bank with interest at LIBOR (1.76%) at September 30, 2022 plus 1.75%; payable in quarterly installments of $1,180 principal with applicable interest; secured by specific assets of the Company. Extinguished and refinanced in December 2022.	-	76,792

Note to a bank with one month interest at SOFR (4.87%) at March 31, 2023 plus 2.35%; payable in quarterly installments of $1,454 principal with applicable interest; matures in December 2027; secured by specific assets of the Company.	143,986	-

Capital expenditures borrowings payable at LIBOR (0.50%) at September 30, 2022 plus 1.75%, payable in quarterly installments of $1,077 at September 30, 2022. Extinguished and refinanced in December 2022.	-	40,776

Capital expenditures borrowings payable at SOFR (4.87%) at March 31, 2023 plus 2.35%, payable in quarterly installments of $801 with draw expiring June 2027.	13,564	-

Equipment Term Loan payable at SOFR (4.87%) at March 31, 2023 plus 2.35%, payable in quarterly installments of $250 with draw expiring December 2026.	3,682	-

Note to a bank with interest fixed at 3.6%, payable in monthly installments of $60 principal with applicable interest; matures in April 2023.	60	593

Note to a bank with interest fixed at 2.75%, payable in monthly installments of $61 principal with applicable interest; matures in March 2024.	719	1,246

Note to a bank with interest fixed at 7.50%, payable in monthly installments of $61 principal with applicable interest; matures in April 2026.	1,972	-

Delayed Draw Term Loan ("DDTL") with interest at LIBOR (2.32%) at September 2022 plus 1.75%, payable in quarterly installments of $1,260 starting March 2022. Extinguished and refinanced in December 2022.	-	65,882

Delayed Draw Term Loan ("DDTL") with interest at SOFR (4.87%) at March 31, 2023 plus 2.35%, payable in quarterly installments of $818. Matures in December 2027.	29,000	-

Note to a bank with interest fixed at 11.84%, payable in monthly installments of $1 principal with applicable interest; matures in April 2029.	49	-
	193,032	185,289
Less current maturities	(14,634)	(14,909)
Less unamortized deferred financing costs	(1,452)	(1,285)
	$176,946	$169,095

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

The effective interest rate under the revolving facility was 6.7% and 3.1% as of March 31, 2023 and 2022, respectively. The Company had availability under the line of credit as of March 31, 2023 and June 30, 2022, respectively.

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

Maturities of Long-Term and Other Short-Term Borrowings

Maturities of long-term and other short-term borrowings for succeeding years are as follows:

Remaining 2023	$3,660
2024	14,456
2025	13,963
2026	13,892
2027	12,680
Thereafter	134,381
$193,032

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

No Earnout Shares were issued as of March 31, 2023.

Meier's Earnout Shares

In connection with the closing of the Meier's business combination with Paul T. Lux Irrevocable Trust pursuant to a merger agreement dated January 18, 2022, Mr. Lux is entitled to receive up to an additional $5 million of the Company’s common stock, subject to the terms of the earnout agreement. The Company will make earnout payments based on the product of the amount of adjusted EBITDA in calendar 2022, 2023 and 2024 over EBITDA threshold, as defined in the merger agreement, and the earnout multiple of seven. The earnout payment shall be paid 50% in cash and 50% in the Company's common stock. No shares were issued through March 31, 2023.

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

The following table provides total stock-based compensation expense by award type:

	Three Months Ended		Nine Months Ended
(in thousands)	March 31, 2023	March 31, 2022	March 31, 2023	March 31, 2022
	As Restated		As Restated
Stock option awards	$63	$279	$1,027	$279
Restricted stock units	(1,087)	1,115	4,639	1,115
Total stock-based compensation	$(1,024)	$1,394	$5,666	$1,394

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

The following table presents a summary of stock option activity under the 2021 Plan:

	Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at June 30, 2022	3,503,527	$10.50	8.4	$-
Granted	782,061	10.50	9.5	-
Exercised	-	-		-
Forfeited or cancelled	(1,257,927)	10.50		-
Outstanding at March 31, 2023	3,027,661	$10.50	8.7	$-

Total unrecognized compensation expense related to the stock options was $4.4 million, which is expected to be recognized over a weighted-average period of 4.9 years. As of March 31, 2023, 643,547 options were exercisable pending attainment of market condition.

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

During the three months ended March 31, 2023, 569,489 restricted stock units were forfeited or cancelled. This was partially as a result of the staffing changes described above.

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

13. Income Taxes (as restated)

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

15. Related Party Transactions

On February 7, 2023, the Company and Patrick Roney, founder of VWE, entered into a letter agreement (the “Letter Agreement”) whereby Mr. Roney voluntarily elected to transition from Chief Executive Officer of the Company to Executive Chairman of the Board, effective February 7, 2023. Pursuant to the terms of the Letter Agreement, the Employment Agreement between the Company and Mr. Roney effective June 7, 2021 (the “Prior Employment Agreement”) was terminated and upon such termination the Company agreed to provide Mr. Roney his accrued but unpaid Base Salary and PTO (as defined in the Prior Employment Agreement) through February 7, 2023, and any vested amounts or benefits that he is entitled to receive under any plan, program, or policy, as described in Section 5.1 of the Prior Employment Agreement. Mr. Roney expressly waived any claim to the severance benefits described in Section 5.2(b) of the Prior Employment Agreement. Pursuant to the terms of the Letter Agreement, Mr. Roney will receive an annual base salary of $250,000 for his service as Executive Chairman and will be eligible to participate in the Company’s employee benefit plans and programs in accordance with their terms and eligibility requirements. In connection with his appointment as Executive Chairman, all outstanding stock options and unvested restricted stock units previously granted to Mr. Roney under the Company’s 2021 Plan ceased to vest and any unvested awards were forfeited. See Note 12.

The Company has a contract with Bin-to-bottle, a storage and bottling company owned by Mr. Roney, for storage purposes. The expenses incurred for storage were immaterial for the years ended June 30, 2023 and 2022.

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

Immediate Family Member and Other Business Arrangements

We provide at will employment to several family members of officers or directors who provide various sales, marketing and administrative services to us. Payroll and other expenses to these related parties was $140 thousand and $91 thousand for the three months ended March 31, 2023 and 2022, respectively and $360 thousand and $287 thousand for the nine months ended March 31, 2023 and 2022, respectively.

We pay for sponsorship and marketing services and point of sale marketing materials to unincorporated businesses that are managed by immediate family members of a Company executive officer. For the three months ended March 31, 2023 and 2022, payments related to sponsorship and marketing services totaled $87 thousand and $87 thousand, respectively. For the nine months ended March 31, 2023 and 2022, payments related to sponsorship and marketing services totaled $261 thousand and $279 thousand, respectively.

The Company has a revenue sharing agreement with Sonoma Brands Partners II, LLC where a portion of B.R. Cohn and Clos Pegase sales during various events throughout the year go to Sonoma Brands Partners II, LLC. Sonoma Brands Partners II, LLC is managed by a member of the Company's board of directors. For nine months ended March 31, 2023 and 2022, payments to Sonoma Brands Partners II, LLC totaled $232 thousand and $169 thousand, respectively.

Financial Advisory Agreement

In April 2022, the Company entered into an arrangement with Global Leisure Partners LLC ("GLP") to act as a financial advisor to the Company in connection with its exploration of acquisitions, mergers, investments and other strategic matters. A director of the Company having the authority to establish policies and make decisions is an executive of GLP. Although members of the board of directors are typically independent from management, members of the board of directors would be considered management based on the definition of management in ASC 850, Related Party Disclosures. Payments to GLP in respect of capital markets and mergers and acquisitions matters totaled $50 thousand and zero for the three months ended March 31, 2023 and 2022, respectively and $150 thousand and zero for the nine months ended March 31, 2023 and 2022, respectively.

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

The following tables present net revenue and income from operations directly attributable to the Company's segments:

	Three Months Ended March 31, 2023
	As Restated
(in thousands)	Wholesale	Direct-to-Consumer	Business-to-Business	Other	Total
Segment Results
Net revenue	$20,811	$17,008	$26,831	$1	$64,651
Income (loss) from operations	$(1,573)	$(2,905)	$2,406	$(6,110)	$(8,182)

	Three Months Ended March 31, 2022
(in thousands)	Wholesale	Direct-to-Consumer	Business-to-Business	Other	Total
Segment Results
Net revenue	$24,549	$19,595	$33,657	$1,132	$78,933
Income (loss) from operations	$3,256	$1,014	$10,016	$(14,738)	$(452)

	Nine Months Ended March 31, 2023
	As Restated
(in thousands)	Wholesale	Direct-to-Consumer	Business-to-Business	Other	Total
Segment Results
Net revenue	$67,881	$63,472	$89,825	$(46)	$221,132
Income (loss) from operations	$(126,181)	$488	$11,772	$(44,729)	$(158,650)

	Nine Months Ended March 31, 2022
(in thousands)	Wholesale	Direct-to-Consumer	Business-to-Business	Other	Total
Segment Results
Net revenue	$62,923	$69,664	$83,349	$2,643	$218,579
Income (loss) from operations	$10,501	$13,568	$23,500	$(35,355)	$12,214

There was no inter-segment activity for any of the given reporting periods presented.

Depreciation expense recognized by operating segment is summarized below:

(in thousands)	Wholesale	Direct-to-Consumer	Business-to-Business	Other	Total
For the three months ended March 31:
2023	$7	$286	$245	$496	$1,034
2022	$-	200	$-	$-	$200

(in thousands)	Wholesale	Direct-to-Consumer	Business-to-Business	Other	Total
For the Nine months ended March 31:
2023	$20	$876	$712	$1,448	$3,056
2022	$-	500	$-	$-	$500

Amortization expense recognized by operating segment is summarized below:

(in thousands)	Wholesale	Direct-to-Consumer	Business-to-Business	Other	Total
For the three months ended March 31:
2023	$636	$798	$379	$-	$1,813
2022	$620	1,400	$63	$-	2,083

(in thousands)	Wholesale	Direct-to-Consumer	Business-to-Business	Other	Total
For the Nine months ended March 31:
2023	$1,868	$2,407	$1,141	$13	$5,429
2022	$1,038	2,832	$68	$-	3,938

17. Earnings Per Share (as restated)

The following table reconciles the number of common shares used to compute basic and diluted earnings per share attributable to Vintage Wine Estates, Inc., shareholders:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022
(in thousands, except for per share amounts)	As Restated		As Restated
Net (loss) income	$(13,528)	$8,957	$(142,353)	$16,413
Less: loss allocable to noncontrolling interest	(14)	(34)	(1,235)	(74)
Net (loss) income allocable to common shareholders	$(13,514)	$8,991	$(141,118)	$16,487

Numerator – Basic EPS
Net (loss) income allocable to common shareholders	$(13,514)	$8,991	$(141,118)	$16,487
Net (loss) income allocated to common shareholders	$(13,514)	$8,991	$(141,118)	$16,487

Numerator – Diluted EPS
Net (loss) income allocated to common shareholders	$(13,514)	$8,991	$(141,118)	$16,487
Net (loss) income allocated to common shareholders	$(13,514)	$8,991	$(141,118)	$16,487

Denominator – Basic Common Shares
Weighted average common shares outstanding - Basic	59,289,659	61,410,403	59,014,915	60,773,258

Denominator – Diluted Common Shares
Weighted average common shares - Diluted	59,289,659	61,410,403	59,014,915	60,773,258

Net (loss) income per share – basic:
Common Shares	$(0.23)	$0.15	$(2.39)	$0.27
Net (loss) income per share – diluted:
Common Shares	$(0.23)	$0.15	$(2.39)	$0.27

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

Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022

Wholesale Segment Results

The following table presents summary financial data for our Wholesale segment:

	Three Months Ended March 31,		Dollar	Percent
(in thousands, except %)	2023	2022	Change	Change
Net revenue	$20,811	$24,549	$(3,738)	-15.2%
Income from operations	$(1,573)	$3,256	$(4,829)	-148.3%

Wholesale net revenue for the three months ended March 31, 2023 decreased $3.7 million, or 15.2%, from the three months ended March 31, 2022. The decrease was attributable to a decrease in sales related to timing of retail programming, discontinued brand, and slowing consumer discretionary spending trends at retail.

Wholesale income from operations for the three months ended March 31, 2023 decreased $4.8 million, or 148.3%, from the three months ended March 31, 2022. The decrease was attributable primarily to the reduced sales mentioned above that was partially offset by a decrease in cost of sales for Wholesale totaling $1.8 million as well as inventory writedowns of $2.7 million.

B2B Segment Results

The following table presents summary financial data for our B2B segment:

	Three Months Ended March 31,		Dollar	Percent
(in thousands, except %)	2023	2022	Change	Change
Net revenue	$26,831	$33,657	$(6,826)	-20.3%
Income from operations	$2,406	$10,016	$(7,610)	-76.0%

B2B net revenue for the three months ended March 31, 2023 decreased $6.8 million, or 20.3%, from the three months ended March 31, 2022. The decrease was primarily attributable to a decrease in private label customer sales of $3.7 million and a decrease in bulk spirit sales of $4.1 million.

B2B income from operations for the three months ended March 31, 2023 decreased $7.6 million, or 76.0%, from the three months ended March 31, 2022. The decrease is primarily related to inventory writedowns of $4.1 million as well as an increase in cost of revenue year over year.

DTC Segment Results

The following table presents summary financial data for our DTC segment:

	Three Months Ended March 31,		Dollar	Percent
(in thousands, except %)	2023	2022	Change	Change
Net revenue	$17,008	$19,595	$(2,587)	-13.2%
Income from operations	$(2,905)	$1,014	$(3,919)	-386.5%

DTC net revenue for the three months ended March 31, 2023 decreased $2.6 million, or 13.2%, from the three months ended March 31, 2022. The decrease was primarily attributable to $1.2 million decline related to a major customers reduction in televised programming and reduced activity in tasting rooms, mostly as a result of bad weather. This was partially offset by growth in wine clubs, telemarketing and e-commerce.

DTC income from operations for the three months ended March 31, 2023 decreased $3.9 million, or 386.5%, from the three months ended March 31, 2022. The decreased is primarily attributable to inventory writedowns of $3.4 million.

Nine Months Ended March 31, 2023 Compared to Nine Months Ended March 31, 2022

Wholesale Segment Results

The following table presents summary financial data for our Wholesale segment:

	Nine Months Ended March 31,		Dollar	Percent
(in thousands, except %)	2023	2022	Change	Change
Net revenue	$67,881	$62,923	$4,958	7.9%
Income from operations	$(126,181)	$10,501	$(136,682)	-1301.6%

Wholesale net revenue for the nine months ended March 31, 2023 increased $5.0 million, or 7.9%, from the nine months ended March 31, 2022. The increase was driven by contributions of $8.0 million from the ACE Cider acquisition which was partially offset by slowing consumer discretionary spending trends at retail.

Wholesale income from operations for the nine months ended March 31, 2023 decreased $136.7 million, or 1,301.6%, from the nine months ended March 31, 2022. The decrease was attributable primarily to goodwill and intangible assets impairments of $116.3 million and $10.4 million, respectively, inventory writedowns of $2.7 million, as well as higher costs due to inflation and supply chain challenges, $3.7 million in incremental overhead burden, $0.8 million increase in contingent liability, and incremental operating loss of $1.0 million related to acquisitions.

B2B Segment Results

The following table presents summary financial data for our B2B segment:

	Nine Months Ended March 31,		Dollar	Percent
(in thousands, except %)	2023	2022	Change	Change
Net revenue	$89,825	$83,349	$6,476	7.8%
Income from operations	$11,772	$23,500	$(11,728)	-49.9%

B2B net revenue for the nine months ended March 31, 2023 increased $6.5 million, or 7.8%, from the nine months ended March 31, 2022. The increase was primarily attributable to an increase of $9.5 million in custom production activities and $2.6 million from sales of bulk distilled spirits.

B2B income from operations for the nine months ended March 31, 2023 decreased $11.7 million, or 49.9%, from the nine months ended March 31, 2022. The decrease was attributable to goodwill and intangible assets impairments of $9.0 million and $0.1 million, respectively, as well as to inventory writedowns of $4.1 million, partially offset by a gain on remeasurement of contingent consideration of $4.9 million and increased margin on bulk distilled alcohol sales and $0.1 million related to acquisitions.

DTC Segment Results

The following table presents summary financial data for our DTC segment:

	Nine Months Ended March 31,		Dollar	Percent
(in thousands, except %)	2023	2022	Change	Change
Net revenue	$63,472	$69,664	$(6,192)	-8.9%
Income from operations	$488	$13,568	$(13,080)	-96.4%

DTC net revenue for the nine months ended March 31, 2023 decreased $6.2 million, or 8.9%, from the nine months ended March 31, 2022. The decrease was primarily attributable to less televised programming by $2.2 million, reduced e-commerce sales of $2.4 million, reduced tasting room sales of $1.1 million and reduced event sales of $0.7 million.

DTC income from operations for the nine months ended March 31, 2023 decreased $13.1 million, or 96.4%, from the nine months ended March 31, 2022. The decrease was primarily attributable to increases in costs of revenue, as well as inventory writedowns of $3.4 million, intangible assets impairments of $2.2 million, and amortization of $2.4 million.

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

Non-GAAP Financial Measures (as restated)

The following is a reconciliation of net (loss) income to Adjusted EBITDA and net (loss) income margin to Adjusted EBITDA margin for the periods presented:

	Three Months Ended March 31		Nine Months Ended March 31
	2023	2022	2023	2022
Net (loss) income (GAAP Measure)	$(13,528)	$8,957	$(142,353)	$16,413
Interest expense	4,291	3,729	13,322	10,825
Income tax provision	(2,702)	3,375	(24,880)	6,396
Depreciation	3,943	3,799	11,799	9,384
Amortization	1,813	2,083	5,429	3,938
Stock-based compensation expense	(1,024)	1,394	5,666	1,394
Net loss (gain) on interest rate swap agreements	3,596	(14,556)	(4,892)	(19,475)
Goodwill and intangible asset impairment losses	-	-	137,928	-
(Gain) loss on disposition of assets	(5,977)	312	(1,546)	388
Deferred rent adjustment	-	47	-	285
Gain on litigation proceeds	(884)	-	(1,414)	-
Adjusted EBITDA (Non-GAAP Measure)	$(10,472)	$9,140	$(941)	$29,548
Revenue	$64,651	$78,933	$221,132	$218,579
Net income (loss) margin	-20.9%	11.3%	-64.4%	7.5%
Adjusted EBITDA margin (Non-GAAP Measure)	-16.2%	11.6%	-0.4%	13.5%

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

Cash and Cash Equivalents

Our cash and cash equivalents balance was $25.4 million at March 31, 2023 compared to $44.8 million at June 30, 2022, exclusive of restricted cash. At March 31, 2023, our cash and cash equivalents were held in cash depository accounts with major banks.

Cash Flows

The table below presents a summary of our sources and uses of cash:

	Nine Months Ended March 31,
(in thousands)	2023	2022	Change
Operating activities	$(3,846)	$(4,128)	$282
Investing activities	$8,389	$(89,886)	$98,275
Financing activities	$(28,719)	$46,044	$(74,763)

The cash flows related to held for sale assets have not been segregated and remain included in the major classes of assets.

Cash Flows provided by (used in) Operating Activities

Net cash used by operating activities was $3.8 million for the nine months ended March 31, 2023 compared to net cash used in operating activities $4.1 million for the nine months ended March 31, 2022, representing a decrease in net cash used of $0.3 million.

Cash Flows provided by (used in) Investing Activities

Net cash provided by investing activities was $8.4 million for the nine months ended March 31, 2023, compared to net cash used in investing activities of $89.9 million for the nine months ended March 31, 2022, representing an increase in net cash provided of $98.3 million. Cash flows from investing activities are utilized primarily to fund acquisitions, capital expenditures for improvements to existing assets and other corporate assets. The increase in net cash provided for the nine months ended March 31, 2023, was primarily attributable to purchases of property, plant and equipment totaling $15.7 million in the prior period, along with a business acquisition totaling $74.3 million in the prior period. This was also offset by proceeds from sales of assets totaling $11.1 million in the current quarter.

Cash Flows provided by (used in) Financing Activities

Net cash used in financing activities was $28.7 million for the nine months ended March 31, 2023 compared to net cash provided by of $46.0 million for the nine months ended March 31, 2022, representing an increase in net cash used of $74.8 million. The increase in net cash used consisted primarily of $136.4 million of payments on our line of credit and long-term debt, net of proceeds.

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

Goodwill and Intangible Assets

The aggregate carrying amount of goodwill is $29.7 million as of March 31, 2023. Our intangible assets had an aggregate carrying amount of $45.3 million as of March 31, 2023.

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
•
We recognized revenue incorrectly due to a lack of controls to identify and resolve errors if and when they occur, and a lack of sufficient documentation over the review of underlying data and reports used in the revenue accounting process.

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

10.4

Amendment Number Two, dated as of March 31, 2023, to Second Amended and Restated Loan and Security Agreement dated as of December 13, 2022, by and among Vintage Wine Estates, Inc., certain subsidiaries of Vintage Wine Estates, Inc. party thereto from time to time, certain financial institutions party thereto from time to time, and Bank of the West, as Administrative Agent (incorporated by reference to Exhibit 10.4 to the Company's Form 10-Q (File number 23906938) filed with the SEC on May 10, 2023).*

10.5

Amendment Number three, dated as of May 9, 2023, to Second Amended and Restated Loan and Security Agreement dated as of December 13, 2022, by and among Vintage Wine Estates, Inc., certain subsidiaries of Vintage Wine Estates, Inc. party thereto from time to time, certain financial institutions party thereto from time to time, and Bank of the West, as Administrative Agent (incorporated by reference to Exhibit 10.5 to the Company's Form 10-Q (File number 23906938) filed with the SEC on May 10, 2023).*

31.1	Certification of Interim Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.*

32.1	Certification of Interim Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.*

101.SCH	Inline XBRL Taxonomy Extension Schema Document.*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).*

*	Filed herewith.

**	Furnished herewith.
◆	Indicates management compensatory plan, contract or arrangement.

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