Form 10-K
period 2023-06-30
Vintage Wine Estates, Inc.
filed 2023-10-13
CIK 1834045

co1e

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2023

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of December 31, 2022, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $35,000,000.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Investors are cautioned that statements that are not strictly historical statements of fact constitute forward-looking statements, including, without limitation, statements under the captions “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business” and are identified by words like “believe,” “expect,” "intend," "plan," “may,” “will,” “should,” “seek,” “anticipate,” "objective," "goal," "opportunity," "would," or “could” and similar expressions.

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

Our fiscal year ends on June 30. All years referenced in this document are fiscal years, unless otherwise noted.

Part I.

Item 1. Business

Our Company

Vintage Wine Estates, Inc. (“VWE”, “we”, “us”, "our" or the "Company”) is a leading vintner in the United States ("U.S."), offering luxury wines produced by our award-winning, heritage wineries, as well as several popular lifestyle wines. While we have approximately 40 brands, our key focus brands include Bar Dog, B.R. Cohn, Cameron Hughes, Cherry Pie, Firesteed and Kunde, many of which have achieved critical acclaim. VWE also produces hard cider, another form of wine, under the ACE Cider brand. Since our founding over 20 years ago, we have grown organically through brand creation as well as through acquisitions. This growth has enabled us to become the 14th largest wine producer based on cases of wine shipped. We sell over 2.2 million cases of wine annually through our Direct-to-Consumer and Wholesale segments, primarily in the U.S.

Our mission is to produce consistent quality in our luxury and lifestyle wines that are expressive and complex while offering a breadth of portfolio to a large base of consumers. Our team of experienced winemakers are driven to perfection and employ winemaking practices that reflect both our heritage and cutting-edge technology. Of note, we respect the ways people buy wine whether at our estate wineries, at retail, in restaurants, on the telephone, on the internet, on television or by mail. Our portfolio ranges in retail price from $10 to $150 per product. The majority of our wine portfolio is in the super premium to luxury segments which serve the largest numbers of wine consumers. We believe that sales of our wines are benefiting from the premiumization trend to upgrade into luxury, but still reasonably priced, wines.

Our strategy is focused on driving growth with our wine brands. In addition to marketing our own brands, we provide production and bottling services, producing proprietary brands for major retail clients.

We have a large asset base of 2,556 owned and leased acres located in the premier wine growing regions of the U.S. These properties extend from the Central Coast of California to storied appellations in Napa Valley and Sonoma County, and north to Oregon and Washington. We obtain approximately half of the fruit for our wines from owned and leased vineyards, and use other sources, including independent growers and the spot wine market, for the remaining supply. Our facilities have the capacity to store over 10 million gallons of bulk product. In addition, we have a high-speed bottling facility which has the capacity to bottle over 13.5 million cases annually. Our excess bottling capacity is used primarily for bottling and fulfillment services offered to third parties on a contract basis. We operate 12 wineries that support 11 tasting rooms.

Vintage Wine Estates

Three primary sales channels

Direct-to-Consumer
(Clubs, E-commerce, Tasting Rooms, TeleSales)
$83.4 Million
VWE
VINTAGE WINE ESTATES
$113.2 Million
B2B
(Private Label and Custom Crush / Production Services)
Wholesale
(Off- and On- Premise)
$86.7 Million

$283.3 Million

Fiscal 2023 Net Revenues

We have an omni-channel sales strategy balanced, as of June 30, 2023, between Direct-to-Consumer, 29.4% of sales, Wholesale, 30.6% of sales and Business-to-Business at 40.0% of sales. Our Direct-to-Consumer segment was an early stage setter in the wine industry and includes tasting rooms, wine clubs and ecommerce, including our digitally-native brand Cameron Hughes.

We report in three segments: Direct-to-Consumer (“DTC”), Business-to-Business (“B2B"), and Wholesale.

Our Background

Our core operations originated in 2000 when our founder, Pat Roney, and his since deceased business partner, acquired the Girard winery. VWE was named in 2007 with the acquisition of Windsor Vineyards, an early direct-to-consumer wine company. We continued to grow by adding brands through acquisition and by expanding organically. From inception, we have completed over 30 acquisitions, of which 5 were completed since going public in 2021.

In June 2021, we went public through a business combination (the "Merger") with Bespoke Capital Acquisition Corp. (“BCAC”), a special purpose acquisition corporation, which was formed in 2019 under the laws of the Province of British Columbia and organized for the purpose of effecting an acquisition of one or more businesses or assets by way of a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or any other similar business combination. As a result of the Merger and the related transactions, BCAC changed its jurisdiction of incorporation from the Province of British Columbia to the State of Nevada. BCAC changed its name to “Vintage Wine Estates, Inc.” and our core operations continued through our wholly-owned subsidiary Vintage Wine Estates, Inc., a California Corporation. We began trading on the Nasdaq under the ticker “VWE” effective with the business combination.

We are a Nevada corporation, headquartered in Incline Village, NV.

Our Five-Point Plan and Near-Term Goals

We have grown our business over more than 20 years, even through economic recessions. We believe we have built a solid foundation over that time, including our valuable asset base and key powerful brands. We were presented with several new challenges in 2023, such as supply chain constraints, freight challenges, intense inflation, rapidly increasing interest rates and labor shortages which significantly impacted profitability and liquidity in 2023. To address these issues, in the latter half of 2023, we implemented our Five-Point Plan which we believe will enable us to drive stronger earnings, provide a sustainable foundation for future growth and allow us to continue as a leading vintner with a strong portfolio of affordable luxury brands. We believe our Five-Point Plan will enable us to better scale and grow beyond 2024, which we anticipate will be a transition year for the Company.

Our Five-Point Plan is centered around five priorities: (1) margin expansion, (2) cost reduction, (3) cash management, (4) monetizing assets, and (5) revenue growth.

Our priorities under our Five-Point Plan in 2024 are to deliver profitability, generate cash, and reduce debt. In order to meet these objectives, our near-term goals are to:

•
Simplify the business by eliminating less profitable SKUs (stock keeping units),
•
Reduce costs by restructuring customer contracts to reduce freight costs,
•
Improve our production by streamlining warehousing, marketing operations, and improving efficiencies for our mass custom bottling operations,
•
Focus on key brands by:
•
Maintaining and growing our leadership in our DTC segment by leveraging our heritage brands, such as Kunde and B.R. Cohn that have earned the esteem of consumers and also growing our digitally-native brand, Cameron Hughes,
•
Creatively marketing our key brands of Bar Dog, Cherry Pie, Firesteed and select heritage brands for the Wholesale segment, and
•
Utilizing our experience in winemaking and production to increase volume and generate greater efficiencies in custom production for our B2B segment, and
•
Pay down debt through the monetization of physical assets and reducing costs.

To that end, we began restructuring the business in the first quarter of 2024 to expand margin through simplification and improved execution, measurably reduce costs, improve cash management, monetize assets, reduce debt and grow revenue of our key brands. As part of the Five-Point Plan, there was a reduction in force affecting approximately 25 roles, or 4% of the workforce, which is expected to increase the Company's annualized cost savings to approximately $6 million, including the impact of the actions taken in March 2023, which was a reduction in force of approximately 20 roles.

Sales and Marketing

We seek to grow our key brands by focusing resources to increase penetration within existing on-premise and off-premise retailers, sell into new retailers and distributors and further strengthen our strong direct-to-consumer marketing engine. As consumer shopping behaviors continue to evolve and change, we believe we are well positioned to continue to increase sales and conversions through our off-premise retailers’ digital channels as well as in popular delivery apps and services. As consumers have adapted to obtaining alcoholic beverages online, we believe our continued digital evolution will drive more return visitors to our sites and increase purchasing activity. Our unique and well-appointed tasting rooms continue to attract traffic. Wine club membership gains are driven by visitor traffic and extends our customers' relationship with our brands.

We believe that our existing arrangements with distributors also provide a scalable platform for us to introduce new products into the market and further expand our revenue and market share. The distribution market has experienced and continues to undergo significant consolidation. As a result, it is harder for newer or smaller wine and alcohol businesses to gain traction with major distributors, which limits their ability to get their products into the major wholesale and retail markets. We believe that our long-standing working relationships with the largest distributors and retailers—forged over many years—give us an advantage over newer and smaller competitors.

These powerful, long-standing relationships with national retailers and distributors, including Costco, Albertson’s, Target, Deutsch Family Wine and Spirits, Republic National Distributing Company, Southern Glazer’s Wine & Spirits and others, facilitates the distribution of our products to customers in as many locations as possible.

In November 2021, we added a ready-to-drink “RTD” product line with the acquisition of ACE Cider, The California Cider Company (“ACE Cider”). ACE Cider has a diverse and balanced product portfolio with award-winning, fruit-forward ciders featuring no artificial ingredients, less calories and significantly less sugar than the average hard cider. Among the fastest growing craft cider brands in the country, ACE produces over 100,000 barrels of cider annually. We believe ACE Cider complements our wine portfolio and adds diversity in the beverage alcohol line. Its products are distributed through the beer channel which provides a new growth opportunity for other RTD products.

Production and Capacity

We completed a $45.0 million investment in state-of-the-art technology upgrades to our Hopland production facility (previously referred to as Ray’s Station) in 2022. The upgraded facility, together with existing facilities, enable us to produce and ship over 13.5 million cases of wine per year and store over 3 million cases of wine. Located in Hopland, California, the facility contains areas for receiving grapes and bulk wine, as well as processing, fermenting and aging. The property also has bottling, laboratory facilities and offices.

We have also expanded our production capabilities and capacity with the acquisition of Meier's Wine Cellars, Inc., DBA Meier's Beverage Group (“Meier’s”), a leading producer, bottler, importer and marketer of specialty beverage alcohol and non-alcohol products.

We are one of a few vertically-integrated winery companies that has our own DTC pick-and-pack capabilities, that can provide per case cost savings. With the addition of Meier’s, we added a second warehouse facility in Cincinnati, Ohio.

The acquisition of ACE Cider added higher volume production capacity. Located in Sebastopol, California, ACE Cider has approximately 48,000 square feet of production, warehouse and office space.

Acquisitions and Divestitures

During 2022, we expanded our production and platform capabilities with the following acquisitions:

•
Vinesse, LLC, a California limited liability company ("Vinesse"), on September 28, 2021, a direct-to-consumer platform company specializing in wine clubs that was founded in 1993. Vinesse had developed a long-time following by offering interesting boutique wines to a broad audience, making wine accessible and easy to love.
•
ACE Cider, on November 16, 2021, known as The California Cider Company, was one of the first family-owned cider companies in the U.S. and among the fastest growing craft cider brands in the country. At the time of acquisition, ACE produced nearly 90,000 barrels of cider annually.
•
Meier’s was acquired on January 18, 2022. It is primarily a business-to-business company that specializes in custom blending, contract storage, contract manufacturing, and private labeling for wine, beer, and spirits. Meier’s brought a bonded winery, brewery, and distilled spirits plant with processing, blending, and bottling capabilities for a broad variety of beverage alcohol and non-alcoholic products.

In 2023, we divested the following to monetize and streamline the portfolio:

•
On December 15, 2022, the Company completed the sale of approximately 950 acres of Laetitia Vineyard and Winery's land and related vineyards for net cash proceeds of $8.7 million. Proceeds from the sale were used to reduce outstanding debt. VWE has retained the Laetitia winery as well as approximately 950 acres on which the Company grows sparkling varietals among others. Prior to the divestiture, on December 13, 2022, VWE was granted by The Land Conservancy of San Luis Obispo a scenic easement on its Laetitia vineyard and winery properties. The easement prohibits residential use and other development along the coastline of California in the San Luis Obispo region. It will also prohibit any uses that would cause erosion of the land.
•
On March 2, 2023, the Company completed the sale of the entire 42 acres of its Tenma Vineyard for net cash proceeds of $11 million. In conjunction with the sale of the vineyard, VWE entered into a grape purchase agreement for up to 15 tons of cabernet sauvignon grapes per year through the harvest of 2027. In addition, the Company has licensed the rights to the Tenma Vineyard brand and trademark.
•
In June 2023, as part of the Company's Five-Point Plan, we sold The Sommelier Company to simplify the business for negligible proceeds and an estimated potential earnout of $0.3 million.

•
In July 2023, we completed the sale of the physical assets of Tamarack to further reduce costs. The Company retained the Tamarack brand and trade name. This is also related to the Company's Five-Point Plan.

Business Segments

We report our results of operations through the following segments: Wholesale, B2B, and DTC. Our 2023 net revenues were split across our Wholesale, B2B and DTC segments as follows:

% OF NET REVENUES
Wholesale
B2B
DTC
29.4%
30.6%
40.0%

Fundamentally, we are an omni-channel consumer goods business that operates in the wine industry. Unlike wine companies that solely or mainly sell to wholesale distributors, we sell our products through a number of different channels.

Wholesale

Our wholesale segment generates revenue from products sold to distributors, who then sell them to off-premise retail locations such as grocery stores, specialty and multi-national retail chains, as well as on-premise locations such as restaurants and bars.

We have long-standing relationships with our distribution network and marketing companies, including with industry leaders such as Deutsch Family Wine and Spirits, Republic National Distributing Company and Southern Glazer’s Wine & Spirits. Through these relationships, our products are sold in all 50 states and in 46 countries outside the U.S. In addition to our geographical reach, our products are available for purchase at over 49,000 off-premise locations as of June 30, 2023 including leading national chains such as Costco, Kroger, Target, Albertsons and Total Wine & More. Our products were also sold at over 20,000 restaurants and bars as of June 30, 2023.

Our wholesale segment generated $86.7 million and $83.9 million of net revenues for the years ended June 30, 2023 and 2022, respectively.

Business-to-Business

Our B2B segment generates revenue from the sale of private label wines and custom winemaking services.

Our custom production services are governed by long-term contracts with other wine and beverage alcohol industry participants. This includes services such as fermentation, barrel aging, winemaking, procurement of dry goods, bottling and cased goods storage. We believe that our custom production services business allows us to maximize our production assets’ throughput and efficiency. We also provide white label production services for private label brands.

Our B2B segment also includes revenues from grape and bulk wine sales and storage services that were reported in "Other" in 2022 and prior years.

Our B2B segment generated $113.2 million and $113.8 million of net revenues for the years ended June 30, 2023 and 2022, respectively.

Direct-to-Consumer

Our DTC segment generates revenue from sales made directly to the consumer through our tasting rooms, wine clubs and e-commerce, including our digitally-native brand of Cameron Hughes.

Tasting Rooms — We currently operate 11 tasting rooms that served 220,000 visitors during the year ended June 30, 2023. Visitors consist of all individuals who sample our wines on premise; visitors are not necessarily unique. Our tasting rooms are designed to provide a welcoming atmosphere where we can introduce the consumer to our brands with a view towards developing an authentic relationship over time. These tasting rooms feature our exclusive, low-production wines, at higher-than-average price points, as well as our more accessible, higher-production wines. Visitors are encouraged to taste and purchase wines and also join our wine clubs and sign up for ongoing electronic communications so we can continue to foster customer relationships through our e-commerce initiatives.

Wine Clubs — We currently offer 13 branded wine clubs, including 11 associated with our tasting rooms. We had more than 44,000 wine club members as of June 30, 2023. Wine club members consist of all individuals who maintain a subscription with one of our wine clubs. An individual with multiple memberships would be counted as a member for each club. Our wine club members sign up to purchase regular shipments of our wines and receive additional benefits such as volume discounts, exclusive visits to our tasting rooms, invitations to member-only events, access to winemakers and the ability to try each of our wines before they are widely sold in stores. We leverage digital technology through virtual tastings and mixers, giving members new ways to network with one another.

E-Commerce — Sales through our various brand websites are a growing part of DTC sales. We have an active email list with over 690,000 subscribers. Subscribers consist of all individuals who are opted into and actively receive our branded marketing emails. Our digital marketing team drafted and sent over 6,000 unique emails, which are defined as distinct promotional campaigns, that generated over 45 million impressions, or total number of emails delivered to unique email inboxes, for the year ended June 30, 2023. We have used digital marketing since the early 2000s and currently have an e-commerce customer conversion rate of 3.4%, which is more than double the food and drink industry’s e-commerce conversion rate, or percentage of website visitors who made a purchase, of 1.4%, as of April 2023.

Our DTC segment generated $83.4 million and $92.2 million of net revenues for the years ended June 30, 2023 and 2022, respectively.

We consider visitors, wine club members, subscribers, unique emails, impressions, and e-commerce customer conversion rate as key performance indicators and use them to track and analyze trends in our DTC segment. A key performance indicator is generally defined as a quantifiable measurement or metric used to gauge performance, specifically to help determine strategic, financial, and operational achievements, especially compared to those of similar businesses. We believe these indicators offer useful information in understanding consumer behavior and trends in our DTC segment.

Key Drivers for Success

We believe that our strengths include a diversified brand portfolio, our infrastructure which provides for multiple sources of revenue as well as fully-integrated wine production, a customer-centric and innovation-driven culture, strong working relationships with distributor and retail networks, and an experienced management team. We believe that these strengths as well as our Five-Point Plan will enable us to drive stronger earnings power, provide a sustainable foundation for future growth and allow us to continue as a leading vintner with a strong portfolio of affordable luxury brands.

Scale and Diversity

We believe our diversified wine sourcing, brand positioning and omni-channel sales strategy result in a nimble, scalable business model, enabling us to bring our products to market rapidly and navigate ever-changing consumer demand flexibly. The expansion of our Hopland facility put our production and distribution capacity at levels comparable with the top 10 wine producers in the U.S. This facility also allowed us to automate a number of processes that were previously completed manually, enabling increased efficiencies and margins. We believe this scalable business model complements our goals.

Omni-channel Sales Presence

We have diverse channels allowing us to effectively reach our market through wholesale, business-to-business and direct-to-consumer. We believe our differentiated and well-established channels to market provide both greater opportunity for growth as well as stability in the business through economic cycles.

Strong Core Brands

We have a strong portfolio of core brands and are focusing resources on our key brands that we believe have the greatest opportunity for growth. We take a holistic approach with our brands and varietals and believe we have developed rapid speed to market with our sales and marketing teams. We evaluate key attributes such as price points, packaging format, demographic and psychographic trends. We create new products organically through an efficient concept-to-launch process. We believe that our efficient product development and rapid speed to market gives us an advantage over competitors because it enables us to quickly address actual or perceived unmet consumer needs and can help us better align brand strategy with consumer demand.

As part of our Five-Point Plan we have strategically raised prices across the DTC segment. In addition, we plan to maintain and grow our leadership in our direct-to-consumer channels by leveraging our heritage brands, such as Kunde and B.R. Cohn that have earned the esteem of consumers and grow Cameron Hughes; creatively market our key brands of Bar Dog, Cherry Pie, Firesteed and select heritage brands for the wholesale channels; and utilize our experience in winemaking and production to increase volume and generate greater efficiencies in custom production for our business-to-business channels.

Solid Foundation to Drive Future Opportunities

We have a long heritage, attractive wineries and tasting rooms, significant production capacity and a team committed to producing high quality, consistently delicious, appealing beverages.

As we implement our Five-Point Plan, we intend to continue to strengthen the foundation built over the years to drive future growth.

More Than 20-Year History of Building a Sustainable Wine Company

FY 2000 Through FY2019

Acquired 28 brands, businesses and wineries over 20 years

VIANSA SONOMA
CLOS PEGASE NAPA VALLEY
CAMERON HUGHES
Sonoma Coast VINEYARDS
COSENTINO NAPA VALLEY
FIRESTEED
C&B Cartlidge & Browne
CANOPY MANAGEMENT
RAY'S STATION MENDOCINO
LAETITIA VINEYARD & WINERY
Girard NAPA VALLEY
SWANSON VINEYARDS
ALLOY WINE WORKS
WINDSOR VINEYARDS
Owen Roe
QUPÉ
THE SPLINTER GROUP
LAYER CAKE
DELECTUS
B.R.COHN WINERY & OLIVE OIL COMPANY
BURIED CANE Premium Wines
CHERRY PIE
if you see kay
Middle Sister
Clayhouse WINES
TAMARACK CELLARS
PURPLE COWBOY
DISTILLERY №209

FY 2021

Gained full ownership of Kunde; added The Sommelier Company

KUNDE
SOMMELIER COMPANY

FY 2022

Diversified with ACE; Expanded production capacity with Meier's

PREMIUM CRAFT CIDERS ACE California acecider.com
VINESSE WINES
MEIER'S BEVERAGE GROUP

FY 2023

Simplified portfolio and monetized assets with divestitures

Sale/leaseback December 2022

LAETITIA VINEYARD & WINERY

Divested March 2023

TENMA VINEYARD

Divested June 2023

The Sommelier Company

Divested physical assets June 2023

TAMARACK CELLARS

Note: Fiscal Year ended June 30

1

Sustainability

We are focused on sustainability, the environment and reducing our environmental impact. These efforts include the increase of solar power generation capacity at the Hopland facility from 750 kilowatts to 2.23 megawatts in fall 2022 and use of the Tesla battery for energy storage to further reduce our carbon footprint. We also improved the efficiency of our water usage and wastewater treatment at the Hopland facility. Similarly, we have recently reduced the amount of water used and improved our recycling capacity by purchasing new equipment at our Clos Pegase and Girard properties. In addition, we have installed a computerized tank control system at the Girard winery to control the timing and demand for electricity from our chilling equipment.

Experienced Management Team

Our senior leaders have decades of experience in the wine and spirits industry and have gone through numerous economic and consumer cycles, providing them with unique insight and historical perspectives that less experienced leaders do not have.

Executive Chairman and Founder, Patrick Roney, has more than 30 years in the wine, spirits and food industries and has held senior leadership roles at leading brands such as Seagram’s, Chateau St. Jean, Dean & Deluca and the Kunde Family Winery.

Interim CEO, Jon Moramarco, has successfully led businesses with annual sales of well more than $1 billion annually on multiple millions of cases of wines and ciders and earned a reputation as a turnaround specialist with a keen eye for market conditions and opportunities. With hands-on, CEO experience leading businesses whose portfolios span many price points and categories ranging from super premium and luxury table wines to value categories, Mr. Moramarco has brought a clear record of success in aligning product portfolios, production, distribution strategies, and domestic and international go-to-market strategies.

On July 20, 2023, we announced that Seth Kaufman will succeed Mr. Moramarco as President and CEO no later than October 30, 2023, at which time Mr. Moramarco will once again serve as one of our directors. For the last four years, Mr. Kaufman has been President & CEO of Moët Hennessy North America, the $2.5 billion North American wine & spirits business of LVMH (ENXTPA: MC, OTCPK: LVMU.Y). During that time, he has organically grown the business in the high single digits while increasing profitability.

Kristina Johnston, Chief Financial Officer, has a breadth of experience with public company reporting requirements, finance processes, budgeting and forecasting. Combined with her leadership experience, she has enhanced our accounting and finance team. She has approximately 17 years experience at Constellation Brands, Inc., where she held a variety of progressively challenging roles in finance and accounting including her most recent position as Vice President – Finance Lead. Earlier in her career she was with Arthur Anderson and PricewaterhouseCoopers where she gained proficiency as auditor-in-charge of client accounts.

Zach Long, Chief Operations Officer has over 20 years of experience in the production of wine, officially joined VWE through the Kunde acquisition where he was Director of Winemaking for 11 years. Previously, Mr. Long was Senior Vice President of Winemaking. In addition to his wealth of industry insight gained over the years working closely with VWE affiliated wineries, growers and vendors, Mr. Long holds degrees in viticulture and enology from the University of California Davis and a certification in viticulture from the University of Purpan in Toulouse, France and has worked vintages all over the winemaking world. Zach’s focus is terroir-driven quality, sustainability in VWE’s vineyards and wineries and enhancing synergies within VWE’s production capabilities.

Human Capital Management

Diversity, Equity and Inclusion

We are strongly committed to creating opportunities at our Company to find, hire and promote diverse voices and lead with responsibility to the principles of Diversity, Equity and Inclusion ("DEI"). Almost half of our positions at the Director level and above are women; with women strongly represented at the highest leadership positions, including as Chief Financial Officer, SVP Human Resources, SVP Marketing and SVP Direct to Consumer and eCommerce. We are committed to fostering a work environment that values diversity and inclusion. This commitment includes providing equal access to and participation in, equal employment opportunities, programs and services without regard to race, religion, color, origin, disability, sex, sexual orientation, gender identity or expression, veteran status, age or stereotypes based thereon. We welcome team member differences, experiences, and beliefs, and we are investing in a more productive, engaged, diverse and inclusive workforce.

Employees

We monitor human capital metrics to ensure we are executing on our core values and making progress towards our diversity and inclusion commitments. As of June 30, 2023, we had 568 full-time employees. None of our employees are represented by a labor union, and none of our employees have entered into a collective bargaining agreement with us. We offer a highly competitive compensation and benefits program to attract and retain top talent.

Our talented employees drive our mission and share core values that both stem from and define our culture, which plays an invaluable role in our execution at all levels in our organization. Our culture is based on these shared core values which we believe contribute to our success and the continued growth of the organization.

We first initiated a workforce reduction in March 2023 and another, as part of our Five-Point Plan, in July 2023 that affected approximately 45 roles, or 7% of the base 2023 workforce.

Employee Heath, Wellness & Safety

We work to prioritize the health, wellness and safety of our team members, and our environment. We continue to focus on workplace safety by providing training and bringing awareness to workplace best practices in our continuous efforts to prevent workplace injuries and accidents. The core elements of our employee health, wellness and safety strategy are risk analysis, incident management, documented processes, environmental programs, training and occupational health. We look to optimize safe operations, setting a new sustainability ambition and continued commitment to the governance of workplace health, safety and wellbeing, and a culture of leadership on safety across the Company. We provide bilingual feedback forms at all of our locations for employees to electronically submit safety recommendations or report unsafe work conditions. Additionally, our multilingual Whistleblower Hotline is available to report risks to health, wellness and safety. We continually strive to improve processes across safety training and incident training, among other areas.

Our comprehensive compensation and benefits package includes physical, emotional, financial and wellness programs, including but not limited to (for those eligible) a 401k match program, employer contribution to a Health Reimbursement Account, counseling through our Employee Assistance Program, and a flexible work program for hybrid or fully remote opportunities.

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

Government Regulation

We are subject to a range of laws and regulations in the countries in which we operate. Where we produce products, we are subject to environmental laws and regulations and may be required to obtain environmental and alcohol beverage permits and licenses to operate our facilities. Where we market and sell products, we may be subject to laws and regulations on brand registration, packaging and labeling, distribution methods and relationships, pricing and price changes, sales promotions, advertising, and public relations. The countries in which we operate impose duties, excise taxes, and other taxes on beverage alcohol products, and on certain raw materials used to produce our beverage alcohol products, in varying amounts.

In the United States, the alcoholic beverage industry is subject to extensive regulation by the United States Department of Treasury Alcohol and Tobacco Tax and Trade Bureau (“TTB”) (and other federal agencies), each state’s liquor authority and potentially local authorities as well, depending on location. As a result, there is a complex multi-jurisdictional regime governing alcoholic beverage manufacturing, distribution, and sales and marketing in the U.S. Regulatory agencies issue permits and licenses for manufacturing, distribution and retail sale (with requirements varying depending on location), govern “trade practice” activity at each tier and also regulate how each tier of the alcohol industry may interact with another tier. In addition, these laws, rules, regulations, and interpretations are constantly changing as a result of litigation, legislation and agency priorities.

We maintain licenses and permits to produce and sell wholesale wine and hard cider with state regulatory agencies and TTB. We maintain licenses and permits to import, produce, and rectify wholesale distilled spirits with California and Ohio regulatory authorities and TTB. In addition to licenses for our primary production activity, we maintain hundreds of ancillary permits to support our Wholesale and DTC segments. Most states require permitting and registrations with the state for shipments to wholesalers or consumers within the state, and these permits often also require local registration and tax reporting.

Sales of our products are subject to federal and state alcohol tax, payable at the time our products are removed from the bonded area of our production sites. The Craft Beverage Modernization and Tax Reform Act, passed in December 2017 by the federal government, modified federal alcohol tax rates by expanding the lower $1.07 per gallon tax rate to wines up to 16.0% alcohol content. Wines containing alcohol levels over 16% and less than 21% are taxed at $1.57 per gallon. Wines with alcohol levels over 21% and less than 24% alcohol by volume are taxed at $3.15 per gallon. We are also subject to certain taxes at the state and local levels.

We believe we are in compliance in all material respects with all applicable governmental laws and regulations in the countries in which we operate and that we possess all licenses and permits material to operating our business. We also believe that the cost of administration and compliance with, and liability under, such laws and regulations does not have, and is not expected to have, a material adverse impact on our financial condition, results of operations, and/or cash flows.

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

Risks Related to Our Operations

The strength of our reputation is critical to our success and may be adversely affected by contamination or other quality control issues or other factors outside of our control.

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

Any contamination or other quality control issue could have an adverse effect on sales of the impacted wine or our broader portfolio of winery brands. If any of our wines become unsafe or unfit for consumption, cause injury or are otherwise improperly packaged or labeled, we may have to engage in a product recall and/or be subject to liability and incur additional costs. A widespread recall, multiple recalls, or a significant product liability judgment against us could cause our wines to be unavailable for a period of time, depressing demand and our brand reputation. Even if a product liability claim is unsuccessful or is not fully pursued, any related negative publicity could harm our reputation with existing and potential customers and accounts, as well as our corporate and individual winery brands image in such a way that current and future sales could be diminished. In addition, should a competitor experience a recall or contamination event, we could face decreased consumer confidence by association as a producer of similar products.

Additionally, third parties may sell wines or inferior brands that imitate our winery brands or that are counterfeit versions of our labels, and customers could confuse these imitation labels with our authentic wines. A negative consumer experience with an imitation or counterfeit wine could cause consumers to refrain from purchasing our brands in the future and damage our brand integrity. Any failure to maintain the actual or perceived quality of our wines could materially and adversely affect our business, results of operations and financial results.

Damage to our reputation or loss of consumer confidence in our wines for any of these or other reasons could result in decreased demand for our wines and could have a material adverse effect on our business, operational results and financial results, as well as require additional resources to rebuild our reputation, competitive position and winery brand strength.

The impact of U.S. and worldwide economic trends and financial market conditions could materially and adversely affect our business, liquidity, financial condition and results of operations.

We are subject to risks associated with adverse economic conditions in the U.S. and globally, including economic slowdown or recession, inflation, and the disruption, volatility and tightening of credit and capital markets. Unfavorable global or regional economic conditions could materially and adversely impact our business, liquidity, financial condition and results of operations. Recent events, including the COVID-19 pandemic, the military incursion by Russia into Ukraine, inflationary conditions and rising interest rates, have caused disruptions in the U.S. and global economy, and uncertainty regarding general economic conditions, including concerns about a potential U.S. or global recession may lead to decreased consumer spending on discretionary items, including wine. In general, positive conditions in the broader economy promote customer spending, while economic weakness generally results in a reduction of customer spending. Unemployment, tax increases, governmental spending cuts or a return to high levels of inflation could affect consumer spending patterns and purchases of our wines and other alcoholic beverage products. These conditions could also create or worsen credit issues, cash flow issues, access to credit facilities and other financial hardships for us and our suppliers, distributors, accounts and consumers. An inability of our suppliers, distributors and retailers to access liquidity could impact our ability to produce and distribute our wines. An inflationary environment can also increase our cost of labor, shipping, energy and other operating costs, which may have a material adverse impact on our financial results. Although interest rates have increased and are expected to increase further, inflation may continue. Further, increased interest rates could have a negative effect on the securities markets generally, which may, in turn, have a material adverse effect on the market price of our common stock.

We may not achieve some or all of the expected benefits of our cost reduction and revenue enhancing initiatives, and any future restructuring plans or changes in management may adversely affect our business.

We are implementing our Five-Point Plan which we believe will enable us to drive stronger earnings power, provide a sustainable foundation for future growth and allow us to continue as a leading vintner with a strong portfolio of affordable luxury brands by focusing on the plan's five priorities: (1) margin expansion, (2) cost reduction, (3) cash management, (4) monetizing assets, and (5) revenue growth. In 2024, our priorities under our Five-Point Plan are to deliver profitability, generate cash, and reduce debt. In order to meet these objectives our near-term goals are to simplify the business, reduce costs, improve production throughout our operations, focus on key brands, and pay down debt through the monetization of assets and reducing costs, among other things. We may not be able to obtain the benefits that we anticipate in connection with our Five-Point Plan, if at all, or any future restructuring plans. Furthermore, even if we are successful with our Five-Point Plan, we may not see the benefits of such efforts on our financial condition, results of operations and cash flows. Additionally, as a result of any future restructuring or changes in our management, we may experience a loss of continuity, loss of accumulated knowledge and/or inefficiency during transitional periods. Reorganization and restructuring can require a significant amount of management and other employees' time and focus, which may divert attention from operating and growing our business. There are also significant costs associated with restructuring or changes in management which can have a significant impact on our earnings and cash flow. If we implement a restructuring plan or have significant changes in management and fail to achieve some or all of the expected benefits from such plan or changes, it could have a material adverse effect on our competitive position, business, financial condition, results of operations and cash flows.

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

VWE’s wines compete for sales with thousands of other domestic and foreign wines. VWE’s wines also compete with other alcoholic beverages and, to a lesser degree, non-alcoholic beverages. As a result of this intense competition, we have been subject to, and may continue to be subject to, upward pressure on selling and promotional expenses. In addition, some of our competitors have greater access to financial, technical, marketing and public relations resources than we do. These circumstances could adversely impact our revenues, margins, market share and profitability.

Our wholesale operations and wholesale revenues largely depend on independent distributors whose performance and continuity is not assured.

Our wholesale operations and wholesale revenues depend largely on independent distributors whose performance and continuity is not assured. Our wholesale operations generate revenue from products sold to distributors, who then sell them to off-premise retail locations such as grocery stores, specialty and multi-national retail chains, as well as on-premise locations such as restaurants and bars. Sales to distributors are expected to continue to represent a substantial portion of our revenues in the future. A change in relationships with one or more significant distributors could harm our business and reduce sales. The laws and regulations of several states prohibit changes of distributors except under certain limited circumstances, which makes it difficult to terminate a distributor for poor performance without reasonable cause as defined by applicable statutes. Difficulty or inability with respect to replacing distributors, poor performance of major distributors or inability to collect accounts receivable from major distributors could harm our business. There can be no assurance that existing distributors and retailers will continue to purchase our products or provide our products with adequate levels of promotional support. Consolidation at the retail tier, among club and chain grocery stores can be expected to heighten competitive pressure to increase marketing and sales spending or constrain or reduce prices.

Direct-to-Consumer segment results of operations and revenues, which largely depend on wine club memberships, tasting rooms, and sales through televised programming and through the internet, could be adversely affected by a shift in consumer sentiment to purchase less wine through these channels.

We sell our wine and other merchandise in our Direct-to-Consumer Segment to consumers through wine club memberships, at wineries’ tasting rooms, through televised programming, and through the Internet. A shift in consumer sentiment to purchase less wine through these channels, or a significant decline in the volume of sales made to consumers through these channels, could have adverse effects on our results of operations and revenues for our Direct-To-Consumer Segment.

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

A significant portion of our activities are in California and the Pacific Northwest, which regions are increasingly prone to seismic activity, landslides, wildfires, droughts, flooding and other natural disasters (collectively, “catastrophes”). Although VWE insures against catastrophes, including through our use of a wholly-owned captive insurance company and by carrying insurance to cover our own property damage, business interruption and certain production assets, we may not be fully insured against all catastrophes, the occurrence of which may (i) disrupt our operations, (ii) delay production, shipments and revenue and (iii) result in significant expenses to repair or replace damaged vineyards or facilities. Any disruption caused by a catastrophe could adversely affect our business, results of operations or financial condition.

If we are unable to protect our intellectual property rights, our ability to compete effectively in the market for our products could be negatively impacted.

The market for our products depends to a significant extent upon the goodwill associated with our trademarks and trade names. Our trademarks and trade names convey that the products we sell are "brand name" products. We believe consumers ascribe value to our brands. We own or license the material trademarks and trade names used in connection with the manufacturing, packaging, marketing and sale of our products. These rights prevent our competitors or new entrants to the market from using our valuable brand names. Therefore, trademark and trade name protection is critical to our business. Although most of our material intellectual property is registered in the United States, we may not be successful in asserting protection. In addition, third parties may assert claims against our intellectual property rights or claim that we have infringed on their intellectual property rights, and we may not be able to successfully resolve those claims. If we were to lose the exclusive right to use one or more of our intellectual property rights, the loss of such exclusive right could have a material adverse effect on our financial condition and results of operations.

In addition, other parties may infringe on our intellectual property rights and may thereby dilute the value of our brands in the marketplace. Brand dilution could cause confusion in the marketplace and adversely affect the value that consumers associate with our brands, which could negatively impact our business and sales. Furthermore, from time to time, we may be involved in litigation in which we are enforcing or defending our intellectual property rights, which could require us to incur substantial fees and expenses and have a material adverse effect on our financial condition and results of operations.

Health pandemics, epidemics or contagious diseases have disrupted, and could continue to disrupt, our operations, which could adversely affect our business and results of operations.

Our business could be adversely affected by a widespread outbreak of contagious disease, such as the global pandemic related to COVID-19 and its variants. The effects of the COVID-19 pandemic or other outbreaks, pandemics, epidemics or other contagious disease on our business could include disruptions to our operations and restrictions on our employees’ ability to travel in affected regions, as well as temporary closures of our tasting rooms and facilities of our suppliers, customers, or other vendors in our supply chain, which could impact our business, interactions and relationships with our customers, third-party suppliers and contractors, and results of operations. In addition, a significant outbreak of contagious disease in the human population could result in a widespread health crisis that could adversely affect the economies and financial markets of many countries, resulting in an economic downturn that could reduce the demand for our products and likely impact our results of operations.

New lines of business or new products and services could subject us to additional risks.

VWE may invest in new lines of business or may offer new products. There are risks and uncertainties associated with such efforts, particularly in instances where the markets are not fully developed or are evolving. In developing and marketing new lines of business and new products and services, VWE may invest significant time and resources. External factors, such as regulatory compliance obligations, competitive alternatives, lack of market acceptance and shifting consumer preferences, may also affect the successful implementation of a new line of business or a new product or service. Failure to successfully manage these risks in the development and implementation of new lines of business or new products or services could have adverse effects on VWE’s business, results of operations and financial condition.

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

Risks Related to Litigation and Regulatory Proceedings

Litigation relating to alcohol abuse or the misuse of alcohol could adversely affect our business.

Increased public attention has been directed at the alcohol beverage industry, which we believe is due to concern over problems related to alcohol abuse, including drinking and driving, underage drinking and health consequences from the misuse of alcohol. Adverse developments in these or similar lawsuits or a significant decline in the social acceptability of alcohol beverage products that could result from such lawsuits could materially adversely affect our business.

We have been and may be named in litigation or regulatory proceedings, which could require significant management time and attention and result in significant liability and expenses, which could have an adverse impact on our financial condition.

We are and may in the future be, subject to various legal and regulatory proceedings, including class action litigation. It is inherently difficult to predict the outcome of these matters, and there can be no assurance that we will prevail in any proceeding or litigation. Legal and regulatory matters of any degree of significance could result in substantial cost and diversion of our efforts, which by itself could have a material adverse effect on our financial condition and operating results.

As disclosed in “Description of Business - Legal Proceedings,” purported securities class action lawsuits have been filed against the Company and certain current and former members of its management team, alleging that the defendants made material misstatements or omissions in certain of the Company's periodic reports filed with the SEC relating to, among other things, the Company’s business, operations, and prospects, including with respect to the Company’s inventory metrics and overhead burden. The lawsuits, which were consolidated into a single action, seek an unspecified amount of damages and an award of attorney’s fees, in addition to other relief. Additionally, the Company is involved in two disputes relating to an Asset Purchase Agreement (“APA”) and a related Non-Compete Agreement/Non-Solicitation Agreement (the “Non-Compete Agreement”) from a 2018 acquisition. Claimants collectively allege potential damages of approximately $3.0 million. The Company intends to vigorously defend itself against the claims. Failure to obtain a favorable resolution of the lawsuits could have a material adverse effect on our business, results of operations and financial condition. Currently, the amount of any such material adverse effect cannot be reasonably estimated. In addition, the ultimate costs associated with defending and resolving the lawsuits and the ultimate outcome cannot be predicted. These matters are subject to inherent uncertainties and the actual cost will depend upon many unknown factors and management’s view of these factors may change in the future. Defending against these and any future lawsuits and legal proceedings, regardless of their merit, may involve significant expense, be disruptive to our business operations and divert our management’s attention and resources. Negative publicity surrounding the legal proceedings may also harm our reputation, our stock price, and adversely impact our business and financial condition.

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

Various diseases, pests and certain weather conditions could affect quality and quantity of grapes.

Various diseases, pests, fungi, viruses, drought, floods, frosts and certain other weather conditions could affect the quality and quantity of grapes, decreasing the supply of our products and negatively impacting our operating results. Future government restrictions regarding the use of certain materials used in grape growing may increase vineyard costs and/or reduce production. We cannot guarantee that our grape suppliers will succeed in preventing disease in their existing vineyards or that we will succeed in preventing disease in our existing vineyards or future vineyards we may acquire. For example, Pierce’s disease is a vine bacterial disease spread by insects which kills grapevines for which there is no known cure. If our vineyards become contaminated with this or other diseases, operating results would decline, perhaps significantly.

If we are unable to obtain adequate supplies of grapes or other raw materials, or if there is an increase in the cost of such materials, or contamination to ingredients or products, our profitability and production of wine could be negatively impacted, which could materially and adversely affect our business, results of operations and financial condition.

We source our grapes from the vineyards that we own and control and from independent growers. Our production activities also require adequate supplies of other quality agricultural, raw and processed materials, including corks, glass bottles, barrels, winemaking additives and agents, water and other supplies. A shortage of, or contamination to grapes of the required variety and quality, or an inability to obtain a significant increase in the price of other requisite raw materials, could impair our ability to produce wines in the quantity and quality demanded by our customers and reduce our profitability. Our primary packaging materials include glass, aluminum, cardboard and corks. A shortage, inability to obtain or significant price increase would affect our distribution capabilities. Any such occurrences could adversely affect our business, results of operations and financial condition.

Drought, inclement weather or water right restrictions could reduce the amount of water available for use in our growing and production activities, which could materially and adversely affect our business, results of operations and financial condition.

Water supply and adequate rainfall are critical to the supply of grapes, other agricultural raw materials and generally our ability to operate our business. If climate patterns change or droughts occur, there may be a scarcity of water or poor water quality, and in some cases governmental authorities may have to divert water to other uses, which could affect production costs, consistency of yields or impose capacity constraints. VWE depends on enough quality water for operation of its wineries, as well as to irrigate its vineyards and conduct other operations. The suppliers of the grapes and other agricultural raw materials purchased by VWE also depend upon sufficient supplies of quality water for their vineyards and fields. Prolonged or severe drought conditions or restrictions imposed on irrigation options by governmental authorities could have an adverse effect on our business, results of operations and financial condition.

A decrease in the water supply or any water restrictions imposed on the Hopland facility could reduce the amount of water available for us in our production activities, which could decrease the ability of the Hopland facility to produce our products efficiently, and which could materially and adversely affect our business, results of operations and financial condition.

Water supply is critical to the operation of the Hopland facility. There may be a scarcity of available groundwater or poor water quality at the Hopland facility, and in some cases governmental authorities may have to divert water to other uses, which could affect the amount of water available for use at the Hopland facility. While we have improved the efficiency of our water usage and wastewater treatment at the Hopland facility in anticipation of the increased output from the new high-speed bottling line, any decrease in the supply of water available to the Hopland facility could lead to increased production costs, decreased efficiency and lower margins. Prolonged or severe drought conditions or restrictions imposed on water usage by governmental authorities could have an adverse effect on the expected benefits from the Hopland facility, our business, results of operations and financial condition.

Impacts from climate change and related government regulations may adversely affect our financial condition.

Our business depends upon agricultural activity and natural resources. There has been much public discussion related to concerns that carbon dioxide and other greenhouse gases in the atmosphere may have an adverse impact on global temperatures, weather patterns, and the frequency and severity of extreme weather and natural disasters. Severe weather events and natural disasters, such as our experiences with drought, flooding, and/or wildfires in California, Oregon, or Washington, and climate change may negatively affect agricultural productivity in the regions from which we presently source our various agricultural raw materials or the energy supply powering our production facilities. Decreased availability of our raw materials may increase our cost of product sold. Severe weather events and natural disasters or changes in the frequency or intensity of weather events or natural disasters can also impact product quality and disrupt our supply chains, which may affect production operations, insurance cost and coverage, as well as delivery of our products to wholesalers, retailers, and consumers. Natural disasters such as severe storms, floods, and earthquakes may also negatively impact the ability of consumers to purchase our products.

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

Risks Related to Information Technology ("IT") and Cybersecurity

A failure or cybersecurity breach of one or more of our key IT systems, networks, processes, associated sites or service providers could have a material adverse impact on business operations, and if the failure is prolonged, our financial condition.

We rely on IT systems, networks, and services, including internet sites, data hosting and processing facilities and tools, hardware (including laptops and mobile devices), software and technical applications and platforms, some of which are managed, hosted, provided and used by third parties or their vendors, to assist us in the operation of our business. The various uses of these IT systems, networks and services include, but are not limited to: hosting our internal network and communication systems; tracking bulk wine; supply and demand; planning; production; shipping wines to customers; hosting our winery websites and marketing products to consumers; collecting and storing customer, consumer, employee, stockholder, and other data; processing transactions; summarizing and reporting results of operations; hosting, processing and sharing confidential and proprietary research, business plans and financial information; complying with regulatory, legal or tax requirements; providing data security; and handling other processes necessary to manage our business.

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

If we are unable to maintain and upgrade our system safeguards, we may incur unexpected costs and certain of our systems may become more vulnerable to unauthorized access. In the event of a ransomware or other cyberattack, the integrity and safety of our data could be at risk or we may incur unforeseen costs impacting our financial position. If the IT systems, networks or service providers we rely upon fail to function properly, or if we suffer a loss or disclosure of business or other sensitive information due to any number of causes ranging from catastrophic events, power outages, security breaches, unauthorized use or usage errors by employees, vendors or other third parties and other security issues, we may be subject to legal claims and proceedings, liability under laws that protect the privacy and security of personal information (also known as personal data), litigation, governmental investigations and proceedings and regulatory penalties, and we may suffer interruptions in our ability to manage our operations and reputation, competitive or business harm, which may adversely affect our business, results of operations and financial results. In addition, such events could result in unauthorized disclosure of material confidential information, and we may suffer financial and reputational damage because of lost or misappropriated confidential information belonging to us or to our employees, stockholders, customers, suppliers, consumers or others. In any of these events, we could also be required to spend significant financial and other resources to remedy the damage caused by a security breach or technological failure and the reputational damage resulting therefrom, to pay for investigations, forensic analyses, legal advice, public relations advice or other services, or to repair or replace networks and IT systems.

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

Risks Related to Our Common Stock

We are currently not in compliance with the Nasdaq continued listing requirements. If we are unable to regain compliance with Nasdaq’s listing requirements, our securities could be delisted, which could affect our common stock’s market price and liquidity and reduce our ability to raise capital.

On September 13, 2023, VWE received a letter from the Listing Qualifications Staff of The Nasdaq Stock Market LLC (“Nasdaq”) indicating that, based upon the closing bid price of our common stock for the last 30 consecutive business days, we no longer meet Nasdaq Listing Rule 5450(a)(1), which requires listed companies to maintain a minimum bid price of at least $1 per share.

Nasdaq Listing Rule 5810(c)(3)(A) provides a compliance period of 180 calendar days, or until March 11, 2024, in which to regain compliance with the minimum bid price requirement. If we evidence a closing bid price of at least $1 per share for a minimum of 10 consecutive business days during the 180-day compliance period, we will automatically regain compliance. In the event we do not regain compliance with the $1 bid price requirement by March 11, 2024, we may be eligible for consideration of a second 180-day compliance period. To qualify for this additional compliance period, the Company would be required to transfer the listing of the common stock to the Nasdaq Capital Market. To qualify, the Company must meet the continued listing requirement for the applicable market value of publicly held shares requirement and all other applicable initial listing standards for the Nasdaq Capital Market, with the exception of the minimum bid price requirement. In addition, the Company would also be required to notify Nasdaq of its intent to cure the minimum bid price deficiency.

If VWE fails to regain compliance with the Nasdaq continued listing standards, Nasdaq will provide notice that our common stock will be subject to delisting. We would then be entitled to appeal that determination to a Nasdaq hearings panel.

The notification has no immediate effect on the listing of our common stock on Nasdaq. We intend to monitor the closing bid price of our common stock and consider our available options in the event the closing bid price of our common stock remains below $1 per share.

We cannot assure you that we will be able to regain compliance with Nasdaq listing standards. Our failure to continue to meet the minimum bid requirement would result in our common stock being delisted from Nasdaq. We and holders of our securities could be materially adversely impacted if our securities are delisted from Nasdaq. In particular:

•
we may be unable to raise equity capital on acceptable terms or at all;
•
we may lose the confidence of our customers, which would jeopardize our ability to continue our business as currently conducted;
•
the price of our common stock will likely decrease as a result of the loss of market efficiencies associated with Nasdaq and the loss of federal preemption of state securities laws;
•
holders may be unable to sell or purchase our securities when they wish to do so;
•
we may become subject to stockholder litigation;
•
we may lose the interest of institutional investors in our common stock;
•
we may lose media and analyst coverage;
•
our common stock could be considered a “penny stock,” which would likely limit the level of trading activity in the secondary market for our common stock; and
•
we would likely lose any active trading market for our common stock, as it may only be traded on one of the over-the-counter markets, if at all.

Risks Related to Regulation of Our Business

VWE’s failure to obtain or maintain necessary licenses or otherwise comply with applicable laws and regulations could have adverse effects on its results of operations, financial condition and business.

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

Some of the countries where we do business have a higher risk of corruption than others. While we are committed to doing business in accordance with all applicable laws, including anti-corruption laws and global trade restrictions, we remain subject to the risk that an employee, or one of our many direct or indirect business partners, may take action determined to be in violation of international trade, money laundering, anti-corruption, or other laws, sanctions, or regulations, including the U.S. Foreign Corrupt Practices Act of 1977, the U.K. Bribery Act 2010, or equivalent local laws. Because COVID-19 has negatively impacted numerous local economies, government intervention in local economies and businesses has increased, which has elevated the risk of and opportunity for corruption. Any determination that our operations or activities are not in compliance with applicable laws or regulations, particularly those related to anti-corruption and international economic or trade sanctions, could result in investigations, interruption of business, loss of business partner relationships, suspension or termination of licenses and permits (our own or those of our partners), imposition of fines, legal or equitable sanctions, negative publicity, and management distraction or departure. Further, our continued compliance with applicable anti-corruption, economic and trade sanctions, or other laws or regulations, and our other policies could result in higher operating costs, delays, or even competitive disadvantages.

Risks Related to Our Financial Condition

We have identified material weaknesses in our internal control over financial reporting, and if our remediation of such material weaknesses is not effective, or if we fail to develop and maintain an effective system of disclosure controls and internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable laws and regulations could be impaired.

In the course of our financial close process audits for the years ended June 30, 2023 and 2022 and 2021, we identified material weaknesses in our internal control over financial reporting. The Company also identified a material weakness during our quarter ending December 31, 2022 related to timely processes and controls as they relate to performing and concluding on impairment and other judgmental assessments related to certain contingencies. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses identified relate to our control environment based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The material weakness related to control environment consists of an overall lack of a sufficient control environment to produce materially correct financial statements, including a lack of U.S. GAAP expertise for the types of transactions we have been involved in which resulted in the restatement of the Company’s condensed consolidated financial statements as of and for the interim periods ended September 30, 2022, December 31, 2022, and March 31, 2023. In addition, the material weakness in the control environment contributed to the following material weaknesses:

•
Insufficient resources and expertise within the accounting and financial reporting department to review the accounting of complex financial reporting transactions and accounts and the implementation of new accounting pronouncements.
•
We did not have effective business processes and controls to perform reconciliations and cut off procedures of balance sheet accounts on a timely basis, and we did not maintain proper documentation and supporting schedules over significant accounts.

•
Ineffective controls over updating and distributing accounting policies and procedures such as those related to employee reimbursements across the organization.
•
We recognized revenue incorrectly due to a lack of sufficient controls to identify and resolve errors if and when they occur, and a lack of sufficient documentation over the review of underlying data and reports used in the revenue accounting process.

If we are unable to remediate the identified material weaknesses or further implement and maintain effective internal control over financial reporting or disclosure controls and procedures, our ability to record, process and report financial information accurately, and to prepare financial statements within required time periods could be adversely affected. Further, if we are unable to conclude that our internal control over financial reporting is effective, or, if and when required, our independent registered public accounting firm is unable to express an unqualified opinion as to the effectiveness of our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial statements, the market price of our common stock could be adversely affected, our common stock could become subject to delisting and we could become subject to litigation or investigations by the stock exchange or exchanges on which our securities are listed, the SEC or other regulatory authorities, any of which could require additional financial and management resources.

Furthermore, we cannot assure you that the measures we have taken to date, and actions we may take in the future, will be sufficient to remediate the control deficiencies that led to our material weaknesses in our internal control over financial reporting or that they will prevent or avoid potential future material weaknesses. Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business. Further, weaknesses in our disclosure controls and internal control over financial reporting may be discovered in the future. Any failure to develop or maintain effective controls or any difficulties encountered in their implementation or improvement could harm our operating results or cause us to fail to meet our reporting obligations and may result in a restatement of financial statements for prior periods.

Matters relating to or arising from the restatements and the associated material weaknesses identified in our internal control over financial reporting, including adverse publicity, have caused us to incur significant legal, accounting and other professional fees and other costs, have exposed us to greater risks associated with other civil litigation, regulatory proceedings and government enforcement actions, have diverted resources and attention that would otherwise be directed toward our operations and implementation of our business strategy and may impact our ability to attract and retain customers, employees and vendors, any of which could have a material adverse effect on our business, financial condition and results of operations.

We may be unable to obtain additional financing to fund the operations and growth of our business on terms favorable to us, or at all.

We may require additional financing to fund our operations or growth. The failure to secure additional financing could have a material adverse effect on our continued development or growth. Such financing may result in dilution to stockholders, issuance of securities with priority as to liquidation and dividend and other rights more favorable than our common stock, imposition of debt covenants and repayment obligations, or other restrictions that may adversely affect our business. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe that we have sufficient funds for current or future operating plans. There can be no assurance that financing will be available to us on favorable terms, or at all. The inability to obtain financing when needed may make it more difficult for us to operate its business or implement its growth plans.

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
•
change the nature of its business;
•
amend its organizational documents;
•
make accounting changes; and
•
conduct transactions with affiliates.

Under the VWE credit facility, VWE also is required to maintain compliance with a minimum fixed charge coverage ratio covenant (not less than 1.00:1.00) beginning with the fiscal quarter ending September 30, 2024.

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

Of particular significance, VWE could have repayments accelerated or be forced to repay immediately and in full any outstanding borrowings under its credit facility if it were to breach its covenants and not cure the breach, even if it could otherwise satisfy its debt service obligations. Also, if VWE were to experience a change of control, as defined in its credit facilities, it could be required to repay in full all loans outstanding thereunder, plus accrued interest and fees. For more information on the credit facilities of VWE, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Debt - Credit Facility.”

An aspect of VWE’s strategy may include acquisitions. If the liabilities VWE assumes as part of making any such acquisitions are greater than anticipated, VWE’s financial results could be adversely affected.

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

General Risk Factors

We may not successfully integrate business acquisitions.

Since inceptions, we have completed more than 30 acquisitions, and we have completed 8 acquisitions in the past 5 years. If we fail to accurately assess and successfully integrate any recent or future business acquisitions, we may not achieve the anticipated benefits, which could result in lower revenues, unanticipated operating expenses, reduced profitability and dilution of our book value per share. Successful integration of acquisitions involves many challenges, including:

•
The difficulty of integrating acquired operations and personnel with our existing operations;
•
Implementation or remediation of controls, procedures, and policies at the acquired company;
•
Integration of the acquired company’s accounting and other administrative systems;
•
The difficulty of developing and marketing new products and services;
•
The diversion of our management’s attention as a result of evaluating, negotiating and integrating acquisitions;
•
Our exposure to unforeseen liabilities of acquired companies; and
•
The loss of key employees of an acquired operation.

In addition, an acquisition could adversely impact cash flows and/or operating results, and dilute shareholder interests, for many reasons, including:

•
Charges to our income to reflect the impairment of acquired intangible assets, including goodwill;
•
Contingent consideration payments;
•
Agreements to provide indemnification for certain potential liabilities;
•
Interest costs and debt service requirements for any debt incurred in connection with an acquisition or new business venture; and
•
Any issuance of securities in connection with an acquisition or new business venture that dilutes or lessens the rights of our current shareholders.

If the integration of any or all of our acquisitions or future acquisitions is not successful, it could have a material adverse impact on our operating results and stock price.

Our future business acquisition efforts may not be successful, which may limit our growth or adversely affect our results of operations, and financing of any future acquisitions could result in shareholder dilution and/or increase our leverage.

There can be no assurance that VWE will be able to identify, consummate and successfully integrate business combinations. If we identify an appropriate acquisition candidate, we may not be able to successfully negotiate terms or finance the acquisition. If economic downturns or other matters of national or global concern continue for an extensive period of time or recur, our ability to pursue and consummate potential acquisitions could be materially adversely affected. In addition, to successfully complete targeted acquisitions, we may issue additional equity securities that could dilute our stockholders’ ownership, or we may incur additional debt, which could increase our leverage and our risk of default under our existing Credit Facility. If we fail to successfully acquire businesses, our growth and results of operations could be materially and adversely affected.

VWE is an emerging growth company and can offer no assurance that the reduced reporting requirements applicable to emerging growth companies will not make its shares less attractive to investors.

VWE is an emerging growth company as defined in the JOBS Act. For as long as VWE continues to be an emerging growth company, it may take advantage of exemptions from various reporting requirements that apply to public companies other than emerging growth companies, including exemption from compliance with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. VWE will remain an emerging growth company until the earlier of (1) the date (a) December 31, 2026, (b) on which VWE has total annual gross revenue of at least $1.235 billion, or (c) on which VWE is deemed to be a large accelerated filer, which means the market value of shares of VWE’s common stock that are held by non-affiliates exceeds $700 million as of the prior December 31st, and (2) the date on which VWE has issued more than $1.0 billion in non-convertible debt during the prior three-year period.

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

VWE, as a public company, faces significant legal, accounting, administrative and other costs and expenses. VWE also is a reporting issuer in all of the provinces and territories of Canada, other than Quebec. The Sarbanes-Oxley Act, as well as rules and regulations subsequently implemented by the SEC, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and the rules and regulations promulgated and to be promulgated thereunder, the Public Company Accounting Oversight Board (United States), and Nasdaq impose additional reporting and other obligations on public companies. Compliance with public company requirements will increase costs and make certain activities more time-consuming. In addition, expenses associated with public company reporting requirements will be incurred. Furthermore, if any issues in complying with those requirements are identified (for example, if the auditors identify a material weakness or a significant deficiency in the internal control over financial reporting), then VWE could incur additional costs rectifying those issues, and the existence of those issues could adversely affect VWE’s reputation or investor perceptions of it. It may also be more expensive to obtain director and officer liability insurance in such a situation. Risks associated with VWE’s status as a public company may make it more difficult to attract and retain qualified persons to serve on the board of directors or as executive officers. The additional reporting and other obligations imposed by these rules and regulations will increase legal and financial compliance costs and the costs of related legal, accounting and administrative activities. These increased costs will require VWE to divert a significant amount of money that could otherwise be used to expand the business and achieve strategic objectives. Advocacy efforts by stockholders and third parties may also prompt additional changes in governance and reporting requirements, which could further increase costs.

VWE is subject to financial reporting and other requirements that place increased demands on its accounting and other management systems and resources and for which VWE may not be adequately prepared.

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

Although several of the directors of the Company have substantial public market experience, including our Chief Financial Officer whose appointment was effective in March 2022 and the interim Chief Executive Officer whose appointment was effective in February 2023, VWE’s other executive officers have limited experience in the management of a publicly traded company subject to significant regulatory oversight and reporting obligations under federal securities laws. VWE’s management team may struggle to manage VWE successfully or effectively as a public company. Their limited experience in dealing with the increasingly complex laws pertaining to public companies could be a significant disadvantage in that it is likely that an increasing amount of their time may be devoted to these activities, which will result in less time being devoted to the management and growth of VWE. It is possible that VWE will be required to expand its employee base and hire additional qualified personnel, or engage additional outside consultants and professionals, to support its operations as a public company, increasing its operating costs in future periods.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our corporate headquarters are located in Incline Village, Nevada, where we occupy approximately 1,200 square feet under a lease that expires January 31, 2024, with two options to extend for additional terms with a duration of thirty-six (36) months each.

Property Name	Location	Winery	Tasting Room	Vineyard Acres	Square Footage	Owned/Leased
Ace Cider*	Sebastopol, CA	Yes	No	NA	48,000	Leased
B.R. Cohn Winery and Olive Oil Company	Glen Ellen, CA	Yes	Yes	65	19,000	Owned
Clos Pegase Winery & Tasting Room	Calistoga, CA	Yes	Yes	4	39,000	Owned
Cosentino Winery	Yountville, CA	Yes	Yes	2	12,000	Owned
Swanson Tasting Room	St Helena, CA	Yes	Yes	NA	2,000	Leased
Girard Winery	Calistoga, CA	Yes	Yes	14	33,000	Owned
Hopland Facility*	Hopland, CA	Yes	No	NA	364,000	Owned
Kunde Family Winery	Kenwood, CA	Yes	Yes	45	59,000	Owned
Laetitia Vineyard & Winery	Arroyo Grande, CA	Yes	Yes	1,100	37,000	Owned/Leased +
Meier's Wine Cellars*	Cincinnati, OH	Yes	No	NA	154,000	Owned
Owen Roe	Wapato, WA	Yes	Yes	340	19,000	Owned
Viansa Sonoma Winery & Tasting Room	Los Carneros, CA	Yes	Yes	167	10,000	Owned
Ohio Warehouse	Blue Ash, OH	No	No	NA	40,000	Leased
Firesteed Cellars	Dundee, OR	No	Yes	NA	4,000	Owned
Sonoma Coast Vineyards	Bodega Bay, CA	No	Yes	NA	1,500	Owned
Concourse Office and Warehouse	Santa Rosa, CA	No	No	NA	99,000	Leased
Leased Land	Various	No	No	663	-	Leased†

*Ace Cider, the Hopland Facility, and Meier’s Wine Cellars are each wine, spirits and cider production facilities. ACE Cider consists of production, warehouse and office space. Hopland Facility contains areas for receiving grapes and bulk wine, as well as processing, fermenting and aging. The property also has bottling, laboratory facilities and offices and approximately 150,000 square feet of outside production area used for crushing, pressing and fermenting wine grapes. Meier’s Wine Cellars consists of bottling, warehouse and office space.

+ On December 15, 2022, we sold a portion of Laetitia Vineyard and Winery’s land and related vineyards to a third-party buyer. Concurrent with the finalization of the sale, we entered into a lease agreement to lease back certain of the vineyards' blocks sold.

† Leased land consists of 539 acres of vineyards and 124 acres of undeveloped land.

Properties are used by all segments, excluding ACE Cider, which is specifically used by our Wholesale segment. We believe that our properties are in good condition, are well maintained and are generally suitable and adequate to carry on our business in our current form.

Item 3. Legal Proceedings

From time to time, the Company may become subject to other legal proceedings, claims and litigation arising in the ordinary course of business that could have a material adverse effect on our business, results of operations or financial condition. In addition, the Company may receive letters alleging infringement of patent or other intellectual property rights. Except as set forth below, as of the date of this Annual Report on Form 10-K, the Company is not currently a party to any material legal proceedings, nor is it aware of any pending or threatened litigation that, in the Company’s opinion, would have a material adverse effect on the business, operating results, cash flows or financial condition should such litigation be resolved unfavorably.

On November 14, 2022, a purported securities class action lawsuit was filed in the U.S. District Court for the District of Nevada against the Company and certain current and former members of its management team. The lawsuit is captioned Ezzes v. Vintage Wine Estates, Inc., et al. (“Ezzes“), and alleges that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder, by making material misstatements or omissions in certain of the Company’s periodic reports filed with the SEC relating to, among other things, the Company’s business, operations, and prospects, including with respect to the Company’s inventory metrics and overhead burden. The lawsuit seeks an unspecified amount of damages and an award of attorney’s fees, in addition to other relief. On November 28, 2022, a second purported securities class action lawsuit, captioned Salbenblatt v. Vintage Wine Estates, Inc., et al. (“Salbenblatt”), was filed in the same court, containing similar claims and allegations, and seeking similar relief, as the Ezzes lawsuit. On February 14, 2023, the Court consolidated both actions and appointed the lead plaintiffs. The Salbenblatt action was transferred to and consolidated with the Ezzes action. On May 1, 2023, the lead plaintiffs filed a consolidated amended class action complaint (“amended complaint”). On June 30, 2023 defendants filed a motion to dismiss the amended complaint. The motion to dismiss was fully briefed on September 25, 2023 and is pending. The Company believes this litigation is without merit and intends to defend against it vigorously. However, litigation is inherently uncertain, and the Company is unable to predict the outcome of this litigation and is unable to estimate the range of loss, if any, that could result from an unfavorable outcome. The Company also cannot provide any assurance that the ultimate resolution of this litigation will not have a material adverse effect on our reputation, business, prospects, results of operations or financial condition.

Item 4. Mine Safety Disclosures

None.

Part II.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock began trading on the Nasdaq Global Market under the symbol “VWE” on June 8, 2021. Prior to such date and before the completion of the business combination between BCAC and Legacy VWE, the Class A restricted voting shares of BCAC traded on the Nasdaq under the symbol "BSPE". Our warrants to purchase shares or our common stock began trading on the Nasdaq Global Market under the symbol “VWEWW” on June 9, 2021.

Holders of Common Stock

As of June 30, 2023, there were 26 holders of record of our common stock.

Dividend Policy

We currently intend to retain all available funds and any future earnings to fund the development and growth of our business and to repay indebtedness and, therefore, we do not anticipate paying any cash dividends in the foreseeable future. Any future determination to pay dividends will be at the discretion of our Board, and will depend on our results of operations, financial conditions, capital requirements and other factors that our Board deems relevant, including limitations on our ability to pay dividends pursuant to the Second A&R Loan and Security Agreement, as amended.

Sale of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer

There were no repurchases of our equity securities during the quarter ended June 30, 2023. As indicated in Note 13 of the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K, our board of directors had approved a repurchase plan authorizing us to purchase up to $30.0 million in aggregate value of our common stock and/or warrants. The plan expired September 8, 2022.

Item 6.

Reserved.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of financial condition and results of operations together with our audited consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This discussion may contain forward-looking statements based upon current expectations that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” or in other parts of this Annual Report on Form 10-K. Unless the context otherwise requires, references in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to “we”, “us”, “our” and the "Company” are intended to mean the business and operations of Vintage Wine Estates, Inc. ("VWE") and its consolidated subsidiaries.

In this Annual Report on Form 10-K, we have revised our previously issued consolidated financial statements as of and for the year ended June 30, 2022 and certain previously reported financial information as of and for the year ended June 30, 2022 in this Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," including but not limited to information within Results of Operations and Liquidity and Capital Resources sections to conform the discussion with the appropriate revised amounts. See Note 1, "Reclassifications and Revisions", in Item 8, "Financial Statements and Supplementary Data", for additional information related to the revision including description of the errors and the impacts on our consolidated financial statements.

Overview

Vintage Wine Estates, Inc. is a leading vintner in the United States ("U.S."), offering a collection of wines including luxury wines produced by award-winning, heritage wineries, as well as popular lifestyle wines. Our name brand wines include Bar Dog, B.R.Cohn, Cherry Pie, Firesteed, Kunde, Cameron Hughes and many others. We also produce cider, under the ACE Cider brand. Since our founding over 20 years ago, we have grown organically through brand creation and acquisitions to become the 14th largest wine producer based on cases of wine shipped. We sell over 2.5 million cases annually, primarily in the U.S.

Our mission is to produce consistent quality in our luxury and lifestyle wines that are expressive and complex and provide a breadth of portfolio to impress a large base of consumers. Our team of experienced winemakers are driven to perfection and employ winemaking practices that reflect both our heritage and cutting-edge technology. Of note, we respect the ways people buy wine whether at our estate wineries, at retail, in restaurants, on the telephone, through eCommerce, on television or by mail. Our portfolio ranges in retail price from $10 to $150 per product. The majority of our wine portfolio is in the super premium to luxury segments which serve the largest numbers of wine consumers. We believe that sales of our wines are benefiting from the premiumization trend to upgrade into luxury, but still reasonably priced, wines.

Our strategy is focused on driving growth with our wine brands. In addition to marketing our own brands, we provide production and bottling services, producing proprietary brands for major retail clients.

We have a large asset base of 2,400 owned and leased acres located in the premier wine growing regions of the U.S. These properties extend from the Central Coast of California to storied appellations in Napa Valley and Sonoma County, and north to Oregon and Washington. We obtain approximately half of the fruit for our wines from owned and leased vineyards, and use other sources, including independent growers and the spot wine market, for the remaining supply. Our facilities have the capacity to store over 10 million gallons of bulk product. In addition, we have a high-speed bottling facility which has the capacity to bottle over 13.5 million cases annually. Our excess bottling capacity is used primarily for bottling and fulfillment services offered to third parties on a contract basis. We operate 12 wineries that support 11 tasting rooms.

We have an omni-channel sales strategy, as of June 30, 2023, balanced between Direct-to-Consumer ("DTC"), 29.4% of sales, traditional Wholesale, 30.6% of sales and Business-to-Business ("B2B") at 40.0% of sales. Our DTC segment was an early stage-setter in the wine industry and includes tasting rooms, wine clubs and ecommerce, including our digitally-native brand Cameron Hughes.

Since inception, we have completed more than 30 acquisitions. We generally acquire the brands and inventories of a targeted business, eliminating redundant corporate overhead. We then integrate the acquired assets into our highly efficient production, distribution and omni-channel selling networks, increasing the sales and margins of the acquired business.

Our priorities under our Five-Point Plan in 2024 are to deliver profitability, generate cash, and reduce debt. In order to meet these objectives our near-term goals are to simplify the business, reduce costs, improve production throughout our operations, focus on key brands, and pay down debt through the monetization of assets and reducing costs, among other things.

Key Measures to Assess the Performance of our Business

We consider a variety of financial and operating measures in assessing the performance of our business, formulating goals and objectives and making strategic decisions. The key GAAP measures we consider are net revenues; gross profit; selling, general and administrative expenses; income from operations and cash flow from operations. The key non-GAAP measures we consider are Adjusted EBITDA and Adjusted EBITDA Margin. We also monitor our case volume sold to help us forecast and identify trends affecting our growth.

Net Revenues

We generate revenue from our segments: Wholesale, B2B, and DTC. We recognize revenue from sales when obligations under the terms of a contract with our customer are satisfied. Generally, this occurs when the product is shipped and title passes to the customer and when control of the promised product or service is transferred to the customer. Our standard terms are free on board, or FOB, shipping point, with no customer acceptance provisions. Revenue is measured as the amount of consideration expected to be received in exchange for transferring products. We recognize revenue net of any taxes collected from customers, which are subsequently remitted to governmental authorities. We account for shipping and handling as activities to fulfill our promise to transfer the associated products. Accordingly, we record amounts billed for shipping and handling costs as a component of net sales and classify such costs as a component of costs of sales. Our products are generally not sold with a right of return unless the product is spoiled or damaged. Historically, returns have not been significant to us.

Gross Profit

Gross profit is equal to net revenues less cost of sales. Cost of sales includes the direct cost of manufacturing, including direct materials, labor and related overhead, inventory reserves, and physical inventory adjustments, as well as inbound and outbound freight and import duties.

Selling, General and Administrative Expenses

Selling, general and administrative expenses include expenses arising from activities in selling, marketing, warehousing, and administrative expenses. Other than variable compensation, selling, general and administrative expenses are generally not directly proportional to net revenues.

Income from Operations

Income from operations is primarily gross profit less selling, general and administrative expenses, impairment losses, gain or loss on sale of assets and amortization of intangible assets. Income from operations excludes interest expense, income tax expense, gains and losses related to interest rate swap agreements, gains and losses related to extinguishment of debt and other expenses, net. We use income from operations as well as other indicators as a measure of the profitability of our business.

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

The following table summarizes 9-liter equivalent cases sold by segment:

	June 30,
(in thousands)	2023	2022
Wholesale	1,897	1,561
B2B	*	*
DTC	361	408
Total case volume	2,258	1,969

*B2B segment sales are not primarily related to case volumes, therefore the Company has elected to not report case volumes for this segment as it would not be indicative of the underlying performance of the business.

Case volumes were up 14.7% for the year driven by volume increases in the Wholesale segment, which was partially offset by a decrease in the DTC segment. Wholesale volumes grew 21.5% for the year due to increased volumes of core brands as well as volumes associated with the acquisition of ACE Cider. DTC volumes were down 11.5% primarily driven by a decrease in volume from television sales.

Non-GAAP Financial Measures

In addition to our results determined in accordance with GAAP, we use Adjusted EBITDA and Adjusted EBITDA Margin to supplement GAAP measures of performance to evaluate the effectiveness of our business strategies. These metrics are also frequently used by analysts, investors and other interested parties to evaluate companies in our industry, when considered alongside other GAAP measures. For a reconciliation of Adjusted EBITDA and Adjusted EBITDA Margin to net income (loss) and net income (loss) margin, see "Non-GAAP Financial Measures" below.

Trends and Other Factors Affecting Our Business

Events, including the military incursion by Russia into Ukraine, inflationary conditions, rising interest rates and COVID-19, have caused disruptions in the U.S. and global economy, and uncertainty regarding general economic conditions, including concerns about a potential U.S. or global recession may affect consumer spending on discretionary items, including wine. This uncertainty could affect our operating results.

There is a degree of seasonality in the growing cycles, procurement and transportation of grapes. The wine industry in general tends to experience seasonal fluctuations in revenues and net income. Typically, we have higher sales and net income during our second fiscal quarter (October through December) due to usual timing of holiday buying and lower sales and net income during our third quarter (January through March). We expect these trends to continue.

Our ability to fulfill the demand for wine is impacted by the availability of grapes. Climate change, agricultural and other factors, such as wildfires, disease, pests, extreme weather conditions, water scarcity, biodiversity loss and competing land use, impact the quality and quantity of grapes available to us for the production of wine from year to year. Our vineyards and properties, as well as other sources from which we purchase grapes, are affected by these factors. For example, the effects of abnormally high rainfall or drought in a given year may impact production of grapes, which can impact both our revenues and costs from year to year.

In addition, extreme weather events, such as wildfires can result in potentially significant expenses to repair or replace a vineyard or facility as well as impact the ability of grape suppliers to fulfill their obligations to us. Significant wildfires in California, Oregon and Washington, have historically engulfed the affected regions in smoke and flames. The long-term trend is that wildfires are increasing resulting from drought conditions. Drought conditions due to global climate change have increased the severity of destructive wildfires which have affected the U.S. grape harvest. When vineyards and grapes are exposed to smoke, it can result in an ashy, burnt, or smoky aroma, described as "smoke taint.” Industry grape suppliers have also experienced smoke and fire damage from the wildfires. Damage to our grape harvest and vineyards caused by the wildfires has impacted our revenues, costs of revenues and winery overhead for the years presented.

In relation to various events related to weather and wildfires, the Company received insurance and litigation proceeds of $2.3 million and $3.0 million in 2023 and 2022, respectively.

Results of Operations

Comparison of the years ended June 30, 2023 and 2022

	Year Ended June 30,		Dollar Change	Percent Change
	2023	2022
Net revenue
Wine, spirits and cider	$189,361	$208,019	$(18,658)	-9.0%
Nonwine	93,867	84,816	9,051	10.7%
	283,228	292,835	(9,607)	-3.3%
Cost of revenue
Wine, spirits and cider	138,043	150,834	(12,791)	-8.5%
Nonwine	60,009	53,088	6,921	13.0%
	198,052	203,922	(5,870)	-2.9%
Gross profit	85,176	88,913	(3,737)	-4.2%
Selling, general, and administrative expenses	118,431	96,978	21,453	22.1%
Amortization expense	7,257	5,948	1,309	22.0%
Goodwill impairment losses	145,958	-	145,958	nm
Intangible impairment losses	16,196	1,281	14,915	*
Loss (gain) on remeasurement of contingent liability	141	(3,415)	3,556	*
Gain on insurance and litigation proceeds	(2,290)	(3,000)	710	-23.7%
Gain on sale leaseback	-	(1,334)	1,334	nm
Loss on sale of assets	8,300	366	7,934	*
Loss from operations	(208,817)	(7,911)	(200,906)	*
Other income (expense)
Interest expense	(18,407)	(13,910)	(4,497)	32.3%
Net gain on interest rate swap agreements	6,343	22,578	(16,235)	-71.9%
Loss on modification or extinguishment of debt	(479)	-	(479)	nm
Other, net	(229)	(736)	507	-68.9%
Total other income (expense), net	(12,772)	7,932	(20,704)	*
Income (loss) before provision for income taxes	(221,589)	21	(221,610)	*
Income tax (benefit) provision	(31,360)	723	(32,083)	*
Net loss	(190,229)	(702)	(189,527)	*
Net loss attributable to the noncontrolling interests	(1,262)	(277)	(985)	*
Net loss allocable to common stockholders	(188,967)	(425)	(188,542)	*

nm indicates a percentage change that is not meaningful.

* Indicates an absolute value percentage change greater than 100.

Net Revenues

Net revenues for the year ended June 30, 2023 decreased $9.6 million, or 3.3%, to $283.2 million from $292.8 million for the year ended June 30, 2022. Wine, spirits and cider revenues for the year ended June 30, 2023 decreased $18.7 million, or 9.0%, to $189.4 million from $208.0 million for the year ended June 30, 2022. The decrease is primarily attributable to the discontinuation of a bottled spirits program that did not qualify as discontinued operations resulting in a $13.8 million decrease in sales, a decrease in bulk whiskey sales of $4.2 million, a decrease in wholesale revenues of $2.8 million and e-commerce revenues by $3.6 million primarily due to slower consumer discretionary spending. This was partially offset by an increase of $8.3 million related to the ACE Cider acquisition. Nonwine revenues for the year ended June 30, 2023 increased $9.1 million, or 10.7%, to $93.9 million from $84.8 million for the year ended June 30, 2022 as a result of custom production.

Gross Profit

Gross profit for the year ended June 30, 2023 decreased $3.7 million, or 4.2%, to $85.2 million, from $88.9 million for the year ended June 30, 2022. The decrease in gross profit was primarily attributable to an increase in cider costs and freight costs, which was partially offset by a decrease in wine and spirits costs.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses for the year ended June 30, 2023 increased $21.5 million, or 22.1%, to $118.4 million, from $97.0 million for the year ended June 30, 2022. The increase is primarily related to an increase in non-recurring expenses related to historic and unconsummated acquisitions of $5.3 million, an increase in payroll-related costs of $3.8 million, an increase in legal and audit fees of $3.6 million, and a $2.1 million increase from cost-cutting initiatives.

Goodwill and Intangible Impairment Losses

The Company recognized a non-cash impairment of goodwill of $146.0 million and intangible asset impairment of $16.2 million for the year ended June 30, 2023. See Note 6 of the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K for further discussion.

Loss on Sale of Assets

Loss on sale of assets for the year ended June 30, 2023 increased $7.9 million to $8.3 million from $0.4 million for the year ended June 30, 2022. As part of our simplification efforts, on June 29, 2023, the Company completed its sale of the assets of The Sommelier Company for a negligible amount of proceeds and an estimated earnout of $0.3 million. As a result of the sale, the Company recognized a loss on sale of assets of $9.7 million, of which $9 million was goodwill. The Company also sold Laetitia assets and incurred a loss of $4.5 million. These were partially offset by the Tenma Vineyard sale, in the quarter ended March 31, 2023, where we recognized a gain on the sale of assets of $6.1 million.

Loss from Operations

Loss from operations for the year ended June 30, 2023 was $208.8 million, an increase in loss of $200.9 million from a loss of $7.9 million for the year ended June 30, 2022. Along with the changes in selling, general, and administrative expenses, the increase was primarily driven by $146.0 million goodwill impairment charge, $16.2 million intangible impairment charge and $8.3 million loss from the sale of assets.

Other Income (Expense), Net

Total other expense, net, for the year ended June 30, 2023 was $12.8 million, an increase of $20.7 million from income of $7.9 million for the year ended June 30, 2022. Interest expense for 2023 was $18.4 million, an increase of $4.5 million reflecting increased rates resulting from debt refinancing that occurred in December 2022 and from the sale of interest rate swaps in March 2022. The increase is primarily attributable to a decrease in the net gain on interest rate swap agreements of $16.2 million compared to the prior year. See Note 10 and Note 11 of the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K for further discussion.

Income Tax Provision

Income tax benefit was $31.4 million for the year ended June 30, 2023 compared to income tax expense of $0.7 million for the year ended June 30, 2022. The income tax benefit in 2023 was primarily due to goodwill and intangibles impairment in pre-tax income. The income tax expense for the year ended June 30, 2022 was primarily due to changes in pre-tax income and non-deductible stock based compensation.

Segment Results

Our financial performance is classified into the following segments: Wholesale, B2B, and DTC. Our corporate operations, including centralized selling, general and administrative expenses are not allocated to the segments, as management does not believe such items directly reflect our core operations. However, we allocate re-measurements of contingent consideration and impairment of goodwill and intangible assets to our segments. Other than our long-term property, plant and equipment for wine tasting facilities, and customer lists, trademarks and trade names specific to acquired brands, our revenue-generating assets are utilized across segments. Accordingly, the foregoing items are not allocated to the segments and are not discussed separately as the results of any such measures that had a significant impact on operating results are already included in the consolidated results discussion above.

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

Segment Results for the Years Ended June 30, 2023 and 2022

Wholesale

	Year Ended June 30,		Dollar	Percent
(in thousands, except %)	2023	2022	Change	Change
Net revenue	$86,718	$83,913	$2,805	3.3%
(Loss) income from operations	$(130,475)	$3,031	$(133,506)	(4,404.7%)

Wholesale net revenues for the year ended June 30, 2023 increased by $2.8 million, or 3.3%, from the year ended June 30, 2022. The increase was attributable to $8.3 million in net revenues related to the ACE Cider acquisition which was mostly offset by slowing consumer discretionary spending trends at retail.

Wholesale income from operations for the year ended June 30, 2023 decreased by $133.5 million from the year ended June 30, 2022. The decrease was attributable primarily to goodwill and intangible assets impairments of $116.3 million and $12.6 million, respectively.

B2B

	Year Ended June 30,		Dollar	Percent
(in thousands, except %)	2023	2022	Change	Change
Net revenue	$113,183	$113,835	$(652)	(0.6%)
Income from operations	$12,284	$17,751	$(5,467)	(30.8%)

B2B net revenues for the year ended June 30, 2023 decreased by $0.7 million, or 0.6% from the year ended June 30, 2022. Improved throughput in custom production and the contribution of Meier's for the full year helped to offset a $13.9 million decline related to a discontinued, less profitable bottled distilled spirits program and a $4.2 million reduction in bulk distilled spirits sales.

B2B income from operations for the year ended June 30, 2023 decreased by $5.5 million, or 30.8%, from the year ended June 30, 2022. The decrease was attributable primarily to goodwill and intangible assets impairments of $9.0 million and $0.3 million, respectively, which was partially offset by the benefit of a full year of Meiers revenue.

DTC

	Year Ended June 30,		Dollar	Percent
(in thousands, except %)	2023	2022	Change	Change
Net revenue	$83,369	$92,201	$(8,832)	(9.6%)
(Loss) income from operations	$(18,286)	$15,995	$(34,281)	(214.3%)

DTC net revenues for the year ended June 30, 2023 decreased by $8.8 million, or 9.6%, from the year ended June 30, 2022. The decrease was primarily attributable to a decrease in sales in e-commerce, including telesales, and home shopping of approximately $7.0 million as well as a decrease in sales from tasting rooms & wine clubs of approximately $2.3 million.

DTC income from operations for the year ended June 30, 2023 decreased by $34.3 million, or 214.3%, from the year ended June 30, 2022. The decrease in income was primarily due to goodwill and intangible asset impairments of $20.7 million and $3.2 million, respectively, and a loss on sale of assets of $9.7 million.

Liquidity and Capital Resources

Our ongoing operations have, to date, been funded by a combination of cash flow from operations, the Merger with BCAC, borrowings under our Credit Facility and other debt financing. As of June 30, 2023, we had cash and cash equivalents on hand of $18.2 million and borrowing capacity available under our Credit Facility. We had $303.3 million in total debt as of June 30, 2023, and the Company expects to repay $14.4 million in 2024. In addition, the Company has operating and finance lease liabilities of $38.8 million, including interest. Annual lease-related payments are estimated to be between $6 million and $7 million, including interest.

Our principal uses of cash have been to provide working capital, meet debt service requirements, fund capital expenditures and finance strategic plans, including acquisitions. We continuously reinvest in our properties and production assets. Our capital expenditures are expected to be approximately $12.0 million in 2024.

During 2022, the Company monetized certain assets, including existing hedging agreements, to generate cash. Under the terms of the Credit Facility, it is restricted from entering into certain investment agreements, including hedges. During 2023, the Company monetized assets, including property, plant and equipment, to decrease debt, and we expect to continue this in 2024.

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

Indebtedness

Credit Facility

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

On May 9, 2023, we entered into an amendment to its Second A&R Loan and Security Agreement (described further in Note 12 of the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K) that adjusted the definition of certain financial covenants for the third quarter ended March 31, 2023 and the year ended June 30, 2023. As a result, the definition of Adjusted EBITDA (as defined in the Second A&R Loan and Security Agreement) as utilized in the fixed charge coverage ratio was modified to allow certain addbacks to Adjusted EBITDA.

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

As a result, as of the date hereof, the Company has received a waiver for certain events of default and is in compliance with its covenants contained in the Second A&R Loan and Security Agreement. Refer to Note 11 of the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K.

The Company anticipates using any of the proceeds of the credit facilities for working capital and general corporate purposes, purchases of real estate (including vineyards) and equipment and paying down outstanding balances on the credit facilities.

The Credit Facility is collateralized by our eligible inventory and accounts receivable and matures as follows:

(in thousands)	Maximum Funding	Maturity
Term loan	$156,500	December 13, 2027
Revolving credit facility	$229,700	December 13, 2027
Delay draw term loan	$52,900	December 13, 2027
Capital expenditure facility	$15,200	June 30, 2027
Equipment	$4,200	December 31, 2026

Cash Flows

Information about our cash flows, by category, is presented in our consolidated statements of cash flows and is summarized below:

	Year Ended June 30,
(in thousands)	2023	2022	Change
Operating activities	$(8,411)	$15,839	$(24,250)
Investing activities	$5,874	$(98,362)	$104,236
Financing activities	$(28,788)	$8,402	$(37,190)

Cash Flows Used in or Provided by Operating Activities

Net cash used in operating activities was $8.4 million for the year ended June 30, 2023 compared to net cash provided by operating activities of $15.8 million for the year ended June 30, 2022, representing a decrease of net cash provided of $24.3 million. The decrease in net cash provided was primarily attributable to the increase in net loss when compared to the prior year after a change in non-cash adjustments of $19.9 million, which was partially offset by a decrease in accounts receivable of $25.5 million compared to the prior year.

Cash Flows Provided by or Used in Investing Activities

Net cash provided by investing activities was $5.9 million for the year ended June 30, 2023, compared to net cash used in investing activities of $98.4 million for the year ended June 30, 2022, representing a decrease in net cash used of $104.2 million. Cash flows from investing activities are utilized primarily to fund acquisitions, capital expenditures for improvements to existing assets and other corporate assets. The decrease in net cash used was primarily attributable to a decrease in business acquisitions of $73.7 million, a decrease in capital expenditures of $10.6 million and proceeds from the sale of assets, which increased by $19.9 million.

Cash Flows Used in or Provided by Financing Activities

Net cash used in financing activities was $28.8 million for the year ended June 30, 2023 compared to net cash provided by financing activities of $8.4 million for the year ended June 30, 2022, representing a decrease of net cash provided of $37.2 million. The increase in cash used was primarily related to a $45.8 million increase in principal payments on debt and lines of credit and a decrease in proceeds from debt lines of credit of $14.1 million. This was partially offset by an increase in cash used to repurchase shares of the Company's common stock of $26.0 million.

Non-GAAP Financial Measures

Adjusted EBITDA is defined as earnings (loss) before interest, income taxes, depreciation and amortization, casualty losses or gains, stock-based compensation expense, impairment losses, changes in the fair value of derivatives, and certain non-cash, non-recurring, or other items included in net income (loss) that we do not consider indicative of our ongoing operating performance. Adjusted EBITDA Margin is defined as Adjusted EBITDA divided by net revenues.

The following is a reconciliation of net loss to Adjusted EBITDA for the years presented:

	Year Ended June 30, 2023	Year Ended June 30, 2022
Net loss (GAAP Measure)	$(190,229)	$(702)
Interest expense	18,407	13,910
Income tax (benefit) provision	(31,360)	723
Depreciation expense	15,926	15,248
Amortization expense	7,257	5,948
Gain on insurance and litigation proceeds	(2,290)	(3,000)
Stock-based compensation expense	6,737	5,116
Goodwill and intangibles impairment	162,154	1,281
Net gain on interest rate swap agreements	(6,343)	(22,578)
Loss on sale of assets	8,300	366
Adjusted EBITDA (Non-GAAP Measure)	$(11,441)	$16,312
Net revenue	$283,228	$292,835
Net loss margin	-67.2%	-0.2%
Adjusted EBITDA margin (Non-GAAP Measure)	-4.0%	5.6%

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

Management uses these non-GAAP measures to understand and compare operating results across reporting periods for various purposes including internal budgeting and forecasting, short and long-term operating planning, employee incentive compensation, and debt compliance. These non-GAAP measures are not intended to replace the presentation of our financial results in accordance with GAAP. Use of the terms Adjusted EBITDA and Adjusted EBITDA margin are not calculated in the same manner by all companies, and accordingly, are not necessarily comparable to similarly titled measures of other companies and may not be an appropriate measure for performance relative to other companies. Adjusted EBITDA and Adjusted EBITDA margin should not be construed as an indicator of our operating performance in isolation from, or as a substitute for, net income (loss) and net income (loss) margin, which is defined as net income (loss) divided by net revenues, which are prepared in accordance with GAAP. We have presented Adjusted EBITDA and Adjusted EBITDA margin solely as supplemental disclosure because we believe it allows for a more complete analysis of our results of operations. In the future, we may incur expenses such as those added back to calculate Adjusted EBITDA. Our presentation of Adjusted EBITDA and Adjusted EBITDA margin should not be construed as an inference that our future results will be unaffected by these items.

Critical Accounting Policies and Estimates

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of our consolidated financial statements and related disclosures requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and the disclosure of contingent assets and liabilities in our consolidated financial statements. We base our estimates on historical experience, known trends and events, and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions or conditions. We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates. As a result of adopting Accounting Standards Codification ("ASC") 842 effective July 1, 2022, there have been material changes to our lease accounting policies during the year ended June 30, 2023, which are described in Note 1 of the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K.

While our significant accounting policies are described in more detail in Note 1 of the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K and notes thereto included elsewhere in this Annual Report on Form 10-K, we believe that the following accounting policies are those most critical to the judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition

We recognize revenue from the sale of wine, spirits and cider, including private label wines, to wholesale distributors and to consumers. We also recognize revenue from custom winemaking and production services, grape and bulk sales, private events held at our winery estates and storage services, as well as the sale of other merchandise and services.

We recognize revenue when control of promised goods or services is transferred to a customer in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To determine revenue recognition for our arrangements, we perform the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. We recognize revenue when obligations under the terms of a contract with our customer are satisfied. Generally, this occurs when the product is shipped, and title passes to the customer, and when control of the promised product or service is transferred to the customer. Our standard terms are free on board (“FOB”) shipping point, with no customer acceptance provisions. Revenue is measured as the amount of consideration expected to be received in exchange for transferring products. Revenue is recognized net of any taxes collected from customers, which are subsequently remitted to governmental authorities. We account for shipping and handling as activities to fulfill our promise to transfer the associated products. Accordingly, we record amounts billed for shipping and handling costs as a component of net sales and classify such costs as a component of costs of sales. Our products are generally not sold with a right of return unless the product is spoiled or damaged. Historically, returns have not been significant to us.

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

Goodwill and Intangible Assets

The aggregate carrying amount of goodwill is zero as of June 30, 2023. Our intangible assets had an aggregate carrying amount of $39.0 million as of June 30, 2023.

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

The Company has three operating segments: Wholesale, Direct-to-Consumer and Business-to-Business. We determined these three operating segments do not have components for which discrete financial information is available. The lowest level at which discrete financial information is available is at the operating segment level. Additionally, the components within each of the operating segments have similar long-term average gross margins, similar products, similar (shared) production processes, similar types of customers and similar (shared) distribution methods. Therefore, we concluded that our reporting units used for purposes of the goodwill impairment analysis are the same as our reportable segments.

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

We generally utilize the discounted cash flow method under the income approach and the Guideline Public Company Method (“GPCM”) under the market approach to estimate the fair value of our reporting units. Some of the more significant assumptions used in estimating the fair values of the individual reporting units under both approaches include the estimated future annual net cash flows for each reporting unit (including net sales, cost of revenue, selling, general and administrative expenses, depreciation and amortization, working capital, and capital expenditures), income tax rates, long-term growth rates, and a discount rate that appropriately reflects the risks inherent in each future cash flow stream. We selected the assumptions used in the financial forecasts using historical data, supplemented by current and anticipated market conditions, estimated growth rates, management’s plans, and guideline companies.

During the second quarter of 2023, we identified a number of goodwill impairment indicators that led us to conclude that an impairment test on goodwill was required to determine if the fair values of certain reporting units were below their carrying values. The indicators included: revenue and earnings before income tax, depreciation and amortization ("EBITDA") falling short of projections, increases in certain operating costs including wine, freight and other supply chain items and the continued decline of the Company's stock price. As a result of the impairment testing, the Company determined that the goodwill in two of our reporting units - Wholesale and Business-to-Business, was impaired. The goodwill impairment charge reduced the carrying value and fully impaired goodwill in the Company's Wholesale and Business-to-Business reporting units by $116.3 million and $9.0 million, respectively.

During the fourth quarter of 2023, the Company performed its annual impairment assessment. Due to the continued decline of the Company's stock price, we elected to perform a quantitative assessment of goodwill for the Direct-to-Consumer reporting unit. Based on the quantitative assessment, the estimated carrying value of the Direct-to-Consumer reporting unit exceeded its fair value. As a result, we recognized a goodwill impairment of $20.7 million and fully impaired the goodwill of the reporting unit.

During 2022, we performed our annual goodwill impairment testing for all three reporting units. The estimated fair value of each reporting unit tested exceeded its carrying value.

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

As noted above, the Company identified impairment indicators in the second quarter of 2023. As such, we performed a quantitative impairment test of our indefinite-lived intangibles. The Company evaluated its' winery use permits and determined that there was no evidence of impairment. Trade names and trademarks were also tested for impairment. Based on the analysis performed, the Company recorded an intangible asset impairment charge of $12.6 million, which consisted of $10.3 million related to Wholesale, $2.2 million related to Direct-to-Consumer and $0.1 million related to Business-to Business reporting units. The impairment was primarily related to Layer Cake trademarks ($4.1 million) and ACE trademarks ($3.7 million). The impairment loss arose due to a continued decline in Layer Cake volume and a lower royalty rate for assessing the ACE trademark given management's expectations.

The Company performed its annual impairment assessment in the fourth quarter of 2023, which included a quantitative impairment test of the our indefinite-lived intangibles. There was no evidence of impairment of the Company's winery use permits. Based on the analysis performed, the Company recorded an intangible asset impairment charge related to trade names and trademarks of $3.6 million, which consisted of $2.3 million related to Wholesale, $1.0 million related to Direct-to-Consumer and $0.3 million related to Business-to Business reporting units.

Assumptions used in impairment testing are made at a point in time and require significant judgment; therefore, they are subject to change based on the facts and circumstances present at each annual and interim impairment test date. Additionally, these assumptions are generally interdependent and do not change in isolation.

Definite-lived intangible assets, which consist primarily of customer relationships, are amortized on a straight-line basis over the estimated periods benefited. We review definite-lived intangible assets for impairment when conditions exist that indicate the carrying amount of the assets may not be recoverable. Such conditions could include significant adverse changes in the business climate, current-period operating or cash flow losses, significant declines in forecasted operations, or a current expectation that an asset group will be disposed of before the end of its useful life. We perform undiscounted operating cash flow analyses to determine if an impairment exists. When testing for impairment of definite-lived intangible assets held for use, we group assets at the asset group level which is lowest level for which cash flows are separately identifiable. Our asset groups are the same as our reporting units. If an impairment is determined to exist, the impairment loss is calculated as the amount by which the carrying amount of the asset group exceeds its fair value.

Refer to Note 6 of the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K for further discussion.

Business Combinations

We account for business combinations using the acquisition method, which requires that the total consideration for each of the acquired businesses be allocated to the assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. The excess of the purchase price over the fair values of these identifiable assets and liabilities is recorded as goodwill.

In determining the fair value of assets acquired and liabilities assumed in a business combination, we use the income approach to value our most significant acquired assets. Significant assumptions relating to our estimates in the income approach include base revenue, revenue growth rate net of client attrition, projected gross margin, discount rates, projected operating expenses and the future effective income tax rates. The valuations of our acquired businesses have been performed by a third-party valuation specialist under our management’s supervision. We believe that the estimated fair value assigned to the assets acquired and liabilities assumed are based on reasonable assumptions and estimates that marketplace participants would use. However, such assumptions are inherently uncertain and actual results could differ from those estimates. Future changes in our assumptions or the interrelationship of those assumptions may negatively impact future valuations. In future measurements of fair value, adverse changes in discounted cash flow assumptions could result in an impairment of goodwill or intangible assets that would require a non-cash charge to the consolidated statements of operations and may have a material effect on our financial condition and operating results.

Acquisition-related costs are not considered part of the consideration and are expensed as operating expenses as incurred. Contingent consideration, if any, is measured at fair value initially on the acquisition date as well as subsequently at the end of each reporting period until settlement at the end of the assessment period.

Stock-Based Compensation

Stock-based compensation provided to employees is recognized in the consolidated statement of operations and comprehensive income (loss) based on the grant date fair value of the awards. The fair value of restricted stock units is determined by the grant date market price of our common shares. The fair value of stock options is determined as of the grant date using the Black Scholes Model or the Monte Carlo simulation model. The determination of the grant date fair value of stock option awards granted is affected by a number of variables, including the fair value of the Company's common stock, the expected common stock price volatility over the life of the awards, the expected term of the stock option, risk-free interest rates and the expected dividend yield of the Company's common stock. Due to the Company's limited trading history since becoming a public company on June 7, 2021, the Company derived its volatility from the average historical stock volatilities of several peer public companies over a period equivalent to the expected term of the awards.

The compensation expense recognized for stock-based awards is net of estimated forfeitures and is recognized ratably over the service period of the awards. All income tax effects of stock-based awards are recognized in the consolidated statements of operations as awards vest or are settled. We classify stock-based compensation expense in selling, general and administrative ("SG&A") expenses in the consolidated statement of operations and comprehensive income (loss).

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

Recent Accounting Pronouncements

See Note 1 of the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K for a discussion of recent accounting standards and pronouncements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
of Vintage Wine Estates, Inc. and subsidiaries

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Vintage Wine Estates, Inc. (the “Company”) as of June 30, 2023 and 2022, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the two year period then ended and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2023 and 2022, and the consolidated results of its operations and its cash flows for each of the years in the two year period ended June 30, 2023, in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Notes 1 and 9 to the consolidated financial statements, the Company changed its method of accounting for leases and sale-lease back transactions on July 1, 2022, due to the adoption of Accounting Standards Codification, Leases (ASC 842).

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ Cherry Bekaert LLP

We have served as the Company’s auditor since 2021.

Raleigh, North Carolina

October 13, 2023

VINTAGE WINE ESTATES, INC

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts and par value)

	June 30, 2023	June 30, 2022
Assets
Current assets:
Cash and cash equivalents	$18,233	$44,758
Restricted cash	-	4,800
Accounts receivable, net	24,561	37,869
Other receivables	507	3,866
Inventories	201,363	192,922
Assets held for sale, net	511	-
Current interest rate swap asset	4,669	2,877
Prepaid expenses and other current assets	14,895	11,864
Total current assets	264,739	298,956
Property, plant, and equipment, net	215,967	238,719
Operating lease right-of-use assets	32,945	-
Finance lease right-of-use-assets	630	-
Goodwill	-	154,951
Intangible assets, net	38,994	63,097
Interest rate swap asset	4,317	6,280
Other assets	3,562	3,464
Total assets	$561,154	$765,467
Liabilities, redeemable noncontrolling interest, and stockholders' equity
Current liabilities:
Line of credit	$115,444	$144,215
Accounts payable	20,413	13,473
Accrued liabilities and other payables	26,286	26,997
Current operating lease liabilities	6,243	-
Current finance lease liabilities	304	-
Current maturities of long-term debt	14,449	14,909
Total current liabilities	183,139	199,594
Other long-term liabilities	4,196	7,055
Long-term debt, less current maturities	173,409	169,095
Long-term operating lease liabilities	26,792	-
Long-term finance lease liabilities	334	-
Deferred tax liability	506	29,325
Deferred gain	-	10,666
Total liabilities	388,376	415,735
Commitments and contingencies (Note 14)
Redeemable noncontrolling interest	262	1,494
Stockholders' equity:
Preferred stock, no par value, 2,000,000 shares authorized, and none issued and outstanding at June 30, 2023 and June 30, 2022.	-	-
Common stock, no par value, 200,000,000 shares authorized, 62,234,028 issued and 59,362,134 outstanding at June 30, 2023 and 61,691,054 issued and 58,819,160 outstanding at June 30, 2022.	-	-
Additional paid-in capital	381,689	376,099
Treasury stock, at cost: 2,871,894 shares held at June 30, 2023 and June 30, 2022, respectively.	(26,034)	(26,034)
Accumulated deficit	(182,308)	(1,092)
Total Vintage Wine Estates, Inc. stockholders' equity	173,347	348,973
Noncontrolling interests	(831)	(735)
Total stockholders' equity	172,516	348,238
Total liabilities, redeemable noncontrolling interest, and stockholders' equity	$561,154	$765,467

The accompanying notes are an integral part of these consolidated financial statements.

VINTAGE WINE ESTATES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except share and per share amounts)

	Year Ended June 30,
	2023	2022
Net revenue
Wine, spirits and cider	$189,361	$208,019
Nonwine	93,867	84,816
	283,228	292,835
Cost of revenue
Wine, spirits and cider	138,043	150,834
Nonwine	60,009	53,088
	198,052	203,922
Gross profit	85,176	88,913
Selling, general, and administrative expenses	118,431	96,978
Amortization expense	7,257	5,948
Goodwill impairment losses	145,958	-
Intangible impairment losses	16,196	1,281
Loss (gain) on remeasurement of contingent liability	141	(3,415)
Gain on insurance and litigation proceeds	(2,290)	(3,000)
Gain on sale leaseback	-	(1,334)
Loss on sale of assets	8,300	366
Loss from operations	(208,817)	(7,911)
Other income (expense)
Interest expense	(18,407)	(13,910)
Net gain on interest rate swap agreements	6,343	22,578
Loss on modification or extinguishment of debt	(479)	-
Other loss, net	(229)	(736)
Total other income (expense), net	(12,772)	7,932
(Loss) income before provision for income taxes	(221,589)	21
Income tax (benefit) provision	(31,360)	723
Net loss	(190,229)	(702)
Net loss attributable to the noncontrolling interests	(1,262)	(277)
Net loss attributable to common stockholders	(188,967)	(425)

Net earnings per share allocable to common stockholders
Basic	$(3.20)	$(0.01)
Diluted	$(3.20)	$(0.01)
Weighted average shares used in the calculation of earnings per share allocable to common stockholders
Basic	59,096,045	60,673,789
Diluted	59,096,045	60,673,789
The accompanying notes are an integral part of these consolidated financial statements.

VINTAGE WINE ESTATES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

	Redeemable Noncontrolling Interest Amount	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Noncontrolling Interests	Total Stockholders' Equity
		Shares	Amount	Shares	Amount
Balance, June 30, 2021	$1,682	60,461,611	$-	-	$-	$360,732	$-	$(477)	$360,255
Out-of-period adjustment	-	-	-	-	-	-	(667)	(169)	(836)
Issuance of Common Stock in business combination	-	1,229,443	-	-	-	10,521	-	-	10,521
Stock-based compensation expense	-	-	-	-	-	5,116	-	-	5,116
Repurchase of common stock	-	-	-	2,871,894	(26,034)	-	-	-	(26,034)
Repurchase of public warrants	-	-	-	-	-		-	-	-
Net loss	(188)	-	-	-	-	-	(425)	(89)	(514)
Balance, June 30, 2022	$1,494	61,691,054	$-	2,871,894	$(26,034)	$376,099	$(1,092)	$(735)	$348,238
ASC 842 Implementation	-	-	-	-	-	-	7,751	-	7,751
Stock-based compensation expense	-	-	-	-	-	6,737	-	-	6,737
Repurchase of public warrants	-	-	-	-	-	(172)	-	-	(172)
Shareholder distribution	(66)	-	-	-	-	-	-	-	-
Vesting of restricted stock	-	840,186	-	-	-	15	-	-	15
Taxes paid related to net share settlement of equity awards	-	(297,212)	-	-	-	(990)	-	-	(990)
Net loss	(1,166)	-	-	-	-	-	(188,967)	(96)	(189,063)
Balance, June 30, 2023	$262	62,234,028	$-	2,871,894	$(26,034)	$381,689	$(182,308)	$(831)	$172,516

The accompanying notes are an integral part of the consolidated financial statements.

VINTAGE WINE ESTATES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended June 30,
	2023	2022
Cash flows from operating activities
Net loss	$(190,229)	$(702)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation expense	15,926	15,248
Amortization expense	8,702	6,343
Loss on goodwill and intangible assets impairment	162,154	1,281
Stock-based compensation expense	6,737	5,116
Provision for credit losses	369	(294)
Provision for inventory reserves	10,828	3,667
Inventory write-down	-	15,433
Remeasurement of contingent consideration liabilities	141	(3,415)
Net gain on interest rate swap agreements	(6,343)	(22,578)
Provision for deferred income tax	(31,734)	643
Loss on sale of assets	8,300	366
Deferred gain on sale leaseback	-	(1,334)
Loss on modification or extinguishment of debt	479	-
Deferred rent	-	375
Change in operating assets and liabilities (net of effect of business combinations):
Accounts receivable	12,939	(12,588)
Other receivables	3,459	3,624
Inventories	(17,569)	18,462
Prepaid expenses and other current assets	(3,031)	(3,127)
Other assets	1,565	(2,607)
Accounts payable	5,264	(7,535)
Accrued liabilities and other payables	5,637	297
Net change in lease assets and liabilities	(2,005)	-
Other	-	(836)
Net cash (used in) provided by operating activities	(8,411)	15,839
Cash flows from investing activities
Proceeds from sale of assets	20,078	153
Purchases of property, plant and equipment	(14,204)	(24,835)
Acquisition of businesses	-	(73,680)
Net cash provided by (used in) investing activities	5,874	(98,362)
Cash flows from financing activities
Principal payments on line of credit	(136,358)	(144,706)
Proceeds from line of credit	112,878	201,570
Financing costs incurred	(2,710)	-
Change in outstanding checks in excess of cash	1,676	1,025
Principal payments on long-term debt	(76,903)	(22,763)
Proceeds from debt	74,635	-
Principal payments on finance leases	(257)	-
Payments of minimum tax withholdings on stock-based payment awards	(990)	-
Distributions to noncontrolling interest	(66)	-
Repurchase of common stock	-	(26,034)
Repurchase of public warrants	(172)	(270)
Payments on acquisition payable	(521)	(420)
Net cash (used in) provided by financing activities	(28,788)	8,402
Net change in cash, cash equivalents and restricted cash	(31,325)	(74,121)
Cash, cash equivalents and restricted cash, beginning of year	49,558	123,679
Cash, cash equivalents and restricted cash, end of year	$18,233	$49,558

	Year Ended June 30,
	2023	2022
Supplemental cash flow information
Cash paid during the year for:
Interest	$16,236	$13,199
Income taxes	$-	$23
Noncash investing and financing activities:
Contingent consideration in a business combination	$-	$8,534
Issuance of Common Stock in a business combination	$-	$10,521
Operating lease assets obtained in exchange for operating lease liabilities	$38,283	$-
Finance lease assets obtained in exchange for finance lease obligations	$158	$-
Accrued interest on term loan and line-of credit refinanced to principal	$2,037	$-
Line of credit refinanced as term debt	$9,646	$-
Term debt refinanced from a line of credit	$3,823	$-
Financing costs deducted from long-term debt proceeds	$474	$-
Financing costs deducted from line of credit proceeds	$532	$-

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Significant Accounting Policies

Description of Business

Vintage Wine Estates, Inc., a Nevada corporation (the "Company”, "we", "us", "our"), owns and operates winery and hospitality facilities in California, Washington and Oregon. The Company produces a variety of wines under its own or custom labels, which are sold to consumers, retailers, and distributors located throughout the United States, Canada, and other export markets. The Company also provides bottling, fulfillment, and storage services to other companies on a contract basis.

Principles of Consolidation

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries, including Sabotage Wine Company, LLC and Splinter Group Napa, LLC. All significant intercompany accounts and transactions have been eliminated in the accompanying consolidated financial statements.

Use of Estimates

The preparation of consolidated financial statements in accordance with GAAP requires us to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and accompanying notes. These estimates form the basis for judgments we make about the carrying values of assets and liabilities that are not readily apparent from other sources. We base our estimates and judgments on historical experience and on various other assumptions that we believe are reasonable under the circumstances. These estimates are based on management’s knowledge about current events and expectations about actions we may undertake in the future. Significant estimates include, but are not limited to, revenue recognized from the sale of wine, spirits and cider, accounting for income taxes, contingent consideration, the net realizable value of inventory, estimated fair values of intangible assets in acquisitions, intangible assets and goodwill for impairment, and stock-based compensation.

Reclassifications and Revisions

Subsequent to the issuance of the Company's financial statements for the year ended June 30, 2022, the Company discovered an error in its classification of purchase price for specific properties, which resulted in the Company overstating depreciable assets and the related depreciation expense for post-acquisition periods. Management has evaluated this misstatement, which understated property, plant and equipment, net and overstated inventories and related cost of revenue, and concluded it was not material to prior periods, individually or in the aggregate. However, correcting the cumulative effect of the error in the fiscal 2023 interim period would have had a material effect on the results of operations for such periods. Therefore, the Company is revising the relevant prior period consolidated financial statements and related footnotes for this error and other immaterial out-of-period items for comparative purposes. The Company will also correct previously reported financial information for such immaterial errors in future filings, as applicable, and certain prior year amounts have been reclassified for consistency with the current year presentation. Additionally, comparative prior period amounts in the applicable notes to the consolidated financial statements have been revised and our beginning accumulated deficit was increased by $0.7 million, net of a tax benefit of $0.3 million, as a consequence of the immaterial impact of the identified errors to periods prior to July 1, 2021.

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
$0.7 million adjustment to accumulated deficit due to a prior year equity reduction of $0.7 million primarily due to a non-recurring adjustment for historical acquisitions of $1.6 million, offset by $0.9 million for adjustment to property, plant and equipment, net due to overstatement of depreciation expense.

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

Regarding the previously reported consolidated statement of operations for the year ended June 30, 2022, the following table presents the impact of certain immaterial out-of-period adjustments and reclassifications including but not limited to:

(i) $1.3 million adjustment to intangible assets, net and retained earnings due to impairment recognized in 2022;

(ii) $1.8 million adjustment to additional paid-in capital and selling, general, and administrative expenses due to overstatement of stock-based compensation expense arising from an incorrect service period used in expense recognition.

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

	Year Ended June 30, 2022
(in thousands, except share and per share amounts)	As Previously Reported	Adjustments	As Revised
Net revenues
Wine, spirits and cider	$208,954	(935)	$208,019
Total net revenues	293,770	(935)	292,835
Cost of revenues
Wine, spirits and cider	151,117	(283)	150,834
Nonwine	52,698	390	53,088
Total cost of revenues	203,815	107	203,922
Gross profit	89,955	(1,042)	88,913
Selling, general, and administrative expenses	105,296	(8,318)	96,978
Amortization Expense	-	5,948	5,948
Impairment of intangible assets	-	1,281	1,281
Loss on sale of property, plant, and equipment	485	(119)	366
Gain on remeasurement of contingent consideration liabilities	(3,570)	155	(3,415)
Loss from operations	(7,922)	11	(7,911)
Other income
Net unrealized gain on interest rate swap agreements	22,950	(372)	22,578
Total other income, net	8,304	(372)	7,932
Income before provision for income taxes	382	(361)	21
Income tax provision	1,061	(338)	723
Net loss	(679)	(23)	(702)
Net loss attributable to the noncontrolling interests	(108)	(169)	(277)
Net loss attributable to Vintage Wine Estates, Inc.	(571)	146	(425)
Net loss allocable to common stockholders	$(571)	$146	$(425)
Net loss per share allocable to common stockholders
Basic	$(0.01)	$0.00	$(0.01)
Diluted	$(0.01)	$0.00	$(0.01)

The following table presents the impact of the adjustments and reclassifications discussed above on the consolidated cash flow statement for the year ended June 30, 2022:

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended June 30, 2022
(in thousands)	As Previously Reported	Adjustments	As Revised
Cash flows from operating activities
Net loss	$(679)	$(23)	$(702)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization expense	23,930	(23,930)	-
Depreciation expense	-	15,248	15,248
Amortization expense	-	6,343	6,343
Goodwill and intangible assets impairment expense	-	1,281	1,281
Amortization of deferred loan fees and line of credit fees	394	(394)	-
Amortization of label design fees	973	(973)	-
Stock-based compensation expense	6,915	(1,799)	5,116
Provision for doubtful accounts	(22)	(272)	(294)
Remeasurement of contingent consideration liabilities	(3,570)	155	(3,415)
Net unrealized gain on interest rate swap agreements	(22,950)	372	(22,578)
Provision for deferred income tax	981	(338)	643
Loss on disposition of assets	485	(119)	366
Change in operating assets and liabilities (net of effect of business combinations):
Accounts receivable	(13,183)	595	(12,588)
Inventories	18,075	387	18,462
Prepaid expenses and other current assets	(4,656)	1,529	(3,127)
Other assets	(2,464)	(143)	(2,607)
Accounts payable	(7,795)	260	(7,535)
Accrued liabilities and other payables	(2,217)	2,514	297
Other	-	(836)	(836)
Net cash provided by operating activities	15,982	(143)	15,839
Cash flows from investing activities
Label design expenditures	(143)	143	-
Net cash used in investing activities	(98,505)	143	(98,362)
Cash flows from financing activities
Outstanding checks in excess of cash	1,759	(734)	1,025
Net cash provided by financing activities	9,136	(734)	8,402
Net change in cash, cash equivalents and restricted cash	(73,387)	(734)	(74,121)
Cash, cash equivalents and restricted cash, end of year	$50,292	$(734)	$49,558
Supplemental cash flow information
Noncash investing and financing activities:
Acquisition of assets under capital leases	$-	$(692)	$(692)

Cash and Cash Equivalents

Cash consists of deposits held at financial institutions. Cash equivalents consists of money market accounts.

Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheet that sums to the total of the same such amounts as shown in the consolidated statements of cash flows:

(in thousands)	June 30, 2023	June 30, 2022
Cash and cash equivalents	$18,233	$44,758
Restricted cash	-	4,800
Total cash, cash equivalents and restricted cash as shown in the consolidated statements of cash flows	$18,233	$49,558

In connection with the amended and restated loan and security agreement (see Note 11), the Company entered into a Deposit Control Agreement which required $4.8 million of the total cash received to be placed into a restricted cash collateral account, subject to release upon the completion of certain construction work and certificates of occupancy associated with the Hopland facility. In July 2022, the Deposit Control Agreement was terminated upon certification that the conditions related to the Hopland facility were satisfied and the underlying cash restrictions were lifted.

Accounts Receivable and Allowance for Credit Losses

The Company adopted Accounting Standards Update ("ASU") ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses of Financial Instruments, and its related amendments as of July 1, 2022, see “Recently Adopted Accounting Pronouncements” below.

Accounts receivable are recorded at the invoiced amount. We consider an account past due on the first day following its due date. We monitor past due accounts periodically, establish appropriate reserves to cover expected losses and consider historical loss rates over customer groupings with similar risk characteristics to develop our allowance for expected credit losses. We review these factors quarterly to determine if any adjustments are needed to the allowance. Account balances are written-off against the established allowance when we feel it is probable the receivable will not be recovered.

The reserve for credit losses and the provision for the allowance for credit losses were insignificant for the year ended June 30, 2023 and $0.4 million for the year ended June 30, 2022, We do not accrue interest on past-due amounts. The accounts written off were immaterial for the years ended June 30, 2023 and 2022, respectively.

Other receivables include insurance-related receivables, income tax receivables and other miscellaneous receivables.

Inventories

Inventories of bulk and bottled wines, spirits, and ciders and inventories of non-wine products and bottling and packaging supplies are valued at the lower of cost using the FIFO method or net realizable value. Costs associated with winemaking and other costs associated with the manufacturing of products for resale are recorded as inventory. Net realizable value is the value of an asset that can be realized upon the sale of the asset, less a reasonable estimate of the costs associated with either the eventual sale or the disposal of the asset in question. Inventories are classified as current assets in accordance with recognized industry practice, although most wines and spirits are aged for periods longer than one year.

Assets Held for Sale

The Company classifies an asset group ("asset") as held for sale in the period that (i) it has approved and committed to a plan to sell the asset, (ii) the asset is available for immediate sale in its present condition, (iii) an active program to locate a buyer and other actions required to sell the asset have been initiated, (iv) the sale of the asset is probable and transfer of the asset is expected to qualify for recognition as a completed sale within one year (subject to certain events or circumstances), (v) the asset is being actively marketed for sale at a price that is reasonable in relation to its current fair value, and (vi) it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. The Company initially and subsequently measures a long-lived asset that is classified as held for sale at the lower of its carrying value or fair value less any costs to sell. Any loss resulting from this measurement is recognized in loss from operations in the period in which the held for sale criteria are met. Conversely, gains are generally not recognized on the sale of a long-lived asset until the date of sale. Upon designation as an asset held for sale, the Company stops recording depreciation or amortization expense on the asset. The Company assesses the fair value of assets held for sale less any costs to sell at each reporting period until the asset is no longer classified as held for sale.

Property, Plant and Equipment

Property, plant and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the shorter of the asset’s estimated useful life or the life of the related lease. Costs of maintenance and repairs are charged to expense as incurred; significant renewals and betterments are capitalized. Vineyard development costs, including certain cultural costs for continuing cultivation of vines not yet bearing fruit, are capitalized. Depreciation of vineyard development costs commences when commercial grape yields are achieved, generally in the third year after planting. Estimated useful lives are generally as follows:

Buildings and improvements	10 - 39 years
Cooperage	3 - 5 years
Furniture and equipment	3 - 10 years
Machinery and equipment	5 - 20 years
Vineyards	7 - 10 years

Loss on Sale of Assets

Loss on sale of assets for the years ended June 30, 2023 and June 30, 2022 was $8.3 million and $0.4 million, respectively. As part of our simplification efforts, on June 29, 2023, the Company completed its sale of the assets of The Sommelier Company for a negligible amount of proceeds and an estimated earnout of $0.3 million. As a result of the sale, the Company recognized a loss on sale of assets of $9.7 million, of which

$9 million was goodwill. The Company also sold Laetitia assets and incurred a loss of $4.5 million. These were partially offset by the Tenma Vineyard sale, in the quarter ended March 31, 2023, where we recognized a gain on the sale of assets of $6.1 million.

Sale-leaseback Transaction

Prior to the adoption of ASC 842, Leases, we accounted for the sale and leaseback of vineyards under ASC 840, Sale-Leaseback Accounting of Real Estate. Given we were considered to retain more than a minor part, but less than substantially all of the use of the property, a gain was recognized to the extent it exceeded the present value of the leaseback payments. Any gain that was less than or equal to the present value of the leaseback payments was deferred and amortized on a straight-line basis over the leaseback term. We derecognized the asset from our consolidated balance sheet at the sale closing. The gain is essentially a reduction to offset the future lease payment. The deferred gain was $10.7 million as of June 30, 2022. In accordance with the guidance, with the adoption of ASC 842 on July 1, 2022, the deferred gain of $10.7 million, net of tax effect of $2.9 million, was recognized as a cumulative-effect adjustment to equity.

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

The Company recognizes a right of use (“ROU”) asset representing its right to use the underlying asset for the lease term on the consolidated balance sheet and related lease liabilities representing its obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. Because the rate implicit in each lease is not readily determinable, the Company uses its incremental borrowing rate to determine the present value of the lease payments. The ROU asset also includes adjustments for lease incentives receivable, deferred rent and prepaid rent when applicable. The Company’s lease terms may include options to extend the lease when it is reasonably certain that the Company will exercise that option. The Company has made an accounting policy election not to recognize ROU assets and lease obligations for its short-term leases, which are defined as leases with an initial term of 12 months or less. However, the Company will recognize these lease payments in the consolidated statements of operations and comprehensive income/(loss) on a straight-line basis over the lease term and variable lease payments in the period in which the obligation is incurred.

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

Goodwill and Intangible Assets

Goodwill arises from business combinations and is determined as the excess of the fair value of consideration transferred over the fair value of the identifiable net assets acquired and liabilities assumed as of the acquisition date. Goodwill is not amortized. It is tested for impairment on an annual basis and between annual tests if an event occurs or circumstances change in a way to indicate that there has been a potential decline in the fair value of a reporting unit. The Company performs its annual impairment testing in its fourth quarter. There were impairment charges for goodwill during the fourth and second quarters of the year ended June 30, 2023. As a result, the goodwill balance as of June 30, 2023 is zero. See Note 6 for additional information.

Intangible assets represent purchased assets consisting of both indefinite and finite-lived intangible assets. Certain criteria are used in determining whether intangible assets acquired in a business combination must be recognized and reported separately. Our indefinite-lived intangible assets, representing trade names, trademarks and winery use permits, are initially recognized at fair value and subsequently stated at adjusted costs, net of any recognized impairments. The indefinite-lived assets are not subject to amortization. Finite-lived intangible assets, comprised of customer relationships, trade names and trademarks, are amortized using a method that reflects the pattern in which the economic benefits of the intangible assets are consumed or otherwise used. If that pattern cannot be reliably determined, the intangible assets are amortized using the straight-line method over their estimated useful lives and are tested for impairment along with other long-lived assets. Amortization related to the finite-lived assets is included in loss from operations. Intangible assets are reviewed annually for impairment, as of the end of the reporting period, or sooner if events or circumstances indicate the carrying amount of the asset may not be recoverable. There were impairment charges for trade names and trademarks during the second and fourth quarters of the year ended June 30, 2023. See Note 6 for additional information.

Label and Package Design Costs

Label and package design costs are capitalized and generally amortized over an estimated useful life of two years. Amortization of label and packaging design costs are included in selling, general and administrative expenses and were $0.4 million and $1.0 million for the years ended June 30, 2023 and 2022, respectively.

Long-Lived Assets

Long-lived assets are evaluated for impairment whenever events or changes in circumstances indicate the carrying amount of such assets or intangible assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to future undiscounted net cash flows expected to be generated by the asset. No impairment loss was recognized for long-lived assets during the years ended June 30, 2023 and 2022.

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

Deferred Financing Costs

Deferred financing costs incurred in connection with obtaining new term loans are amortized over the term of the arrangement and recognized as a direct reduction in the carrying amount of the related debt instruments. Amortization of deferred loan fees is included in interest expense on the consolidated statements of operations and are amortized to interest expense over the term of the related debt using the effective interest method. Debt issuance costs capitalized were $0.9 million for the year ended June 30, 2023. No debt issuance costs were capitalized for the year ended June 30, 2022. Amortization expense related to debt issuance fees were $0.7 million and $0.3 million for the years ended June 30, 2023 and 2022, respectively. If existing financing is settled or replaced with debt instruments from the same lender that do not have substantially different terms, the new debt agreement is accounted for as a modification for the prior debt agreement and the unamortized costs remain capitalized, the new original issuance discount costs are capitalized, and any new third-party costs are charged to expense.

Line of Credit Fees

Costs incurred in connection with obtaining new debt financing specific to the line of credit are deferred and amortized over the life of the related financing. If such financing is settled or replaced prior to maturity with debt instruments that have substantially different terms, the settlement is treated as an extinguishment and the unamortized costs are charged to gain or loss on extinguishment of debt. Similar to the treatment of deferred financing costs, if existing financing is settled or replaced with debt instruments from the same lender that do not have substantially different terms, the new debt agreement is accounted for as a modification for the prior debt agreement and the unamortized costs remain capitalized, the new original issuance discount costs are capitalized, and any new third-party costs are charged to expense. See Note 11. Deferred line of credit fees are recognized as a component of prepaid expenses and other current assets and are amortized to interest expense over the term of the related debt using the effective interest method. $2.5 million line of credit fees were capitalized in the year ended June 30, 2023. No line of credit fees were capitalized in 2022. Amortization expense related to line of credit fees were $0.5 million and $0.1 million for the years ended June 30, 2023 and 2022, respectively.

Interest Rate Swap Agreements

GAAP requires that an entity recognize derivatives that are recorded as either an asset or a liability are measured at fair value at each reporting period. The Company has entered into interest rate swap agreements as a means of managing its interest rate exposure on its debt obligations. These agreements mitigate our exposure to interest rate fluctuations on our variable rate obligations. We have not designated these agreements as cash-flow hedges.

Accordingly, changes in the fair value of the interest rate swaps are included in the consolidated statements of operations as a component of other income (expense). We do not enter into financial instruments for trading or speculative purposes.

Noncontrolling Interests and Redeemable Noncontrolling Interest

Noncontrolling interests represent the portion of profit or loss, net assets and comprehensive loss that is not allocable to the Company. The redeemable noncontrolling interest is contingently redeemable by the holders. The redeemable noncontrolling interests are not being accreted to their redemption amount as we do not deem redemption probable; notwithstanding, should the instruments redemption become probable, we will thereupon begin to accrete, to the earliest date the holders can demand redemption, the redemption amount.

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

As of June 30, 2023 and 2022, the carrying value of the current assets and liabilities approximates fair value due to the short-term maturities of these instruments. The fair value of our long-term variable rate debt approximates carrying value, excluding the effect of unamortized debt discount, as they are based on borrowing rates currently available to the Company for debt with similar terms and maturities (Level 2 inputs). Our contingent consideration and interest rate swap agreement are remeasured at fair value on a recurring basis as of June 30, 2023 and 2022.

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

Disaggregation of Revenue

The following tables summarize the revenue by region for the years ended June 30, 2023 and 2022:

	June 30,
(in thousands)	2023	2022
United States	$280,950	$286,414
International	2,278	6,421
Total net revenue	$283,228	$292,835

The following table provides a disaggregation of revenue based on the pattern of revenue recognition for the years ended June 30, 2023 and 2022:

	June 30,
(in thousands)	2023	2022
Point in time	$236,313	$252,742
Over time	46,915	40,093
Total net revenue	$283,228	$292,835

Concentrations of Risk

Financial instruments that potentially expose us to significant concentrations of credit risk consist primarily of cash and trade accounts receivable. We maintain the majority of our cash balances at multiple financial institutions that management believes are of high-credit quality and financially stable. At times, we have cash deposited with major financial institutions in excess of the Federal Deposit Insurance Corporation ("FDIC") insurance limits. At June 30, 2023 and 2022, we had $19.3 million and $49.0 million respectively, in four major financial institutions in excess of FDIC insurance limits. We attempt to limit our credit risk by performing ongoing credit evaluations of our customers and maintaining adequate allowances for potential credit losses.

The following table summarizes customer concentration of net revenues:

	June 30, 2023	June 30, 2022
Revenue as a percent of total revenue
Customer A	18.6%	20.9%

The following table summarizes customer concentration of receivables:

	June 30, 2023	June 30, 2022
Receivables as a percent of total receivables
Customer A	39.5%	26.3%

Revenues for sales to Customer A are included within the Business-to-Business reportable segment. Note 18.

Shipping

Shipping and handling revenues are classified as wine, spirits and cider revenues. Shipping and handling costs are included in wine, spirits and cider cost of revenues.

Excise Taxes

Excise taxes are levied by government agencies on beverages containing alcohol, including wine and spirits. These taxes are not collected from customers but are instead the responsibility of the Company. Applicable excise taxes are included in net revenues and were $15.8 million and $11.2 million for the years ended June 30, 2023 and 2022, respectively.

Sales Taxes

Sales taxes are pass-through taxes that are collected from customers at the time of sale and remitted to governmental agencies by the Company. These amounts are not reflected as revenues.

Stock-Based Compensation

Stock-based compensation provided to employees is recognized in the consolidated statement of operations and comprehensive income (loss) based on the grant date fair value of the awards. The fair value of restricted stock units is determined by the grant date market price of our common shares. The fair value of stock options is determined on the grant date using a Black-Scholes model or Monte Carlo simulation model, depending on the terms of the award. The determination of the grant date fair value of stock option awards granted is affected by a number of variables, including the fair value of the Company's common stock, the expected common stock price volatility over the life of the awards, the expected term of the stock option, risk-free interest rates and the expected dividend yield of the Company's common stock. Due to the Company's limited trading history since becoming a public company on June 7, 2021, the Company derived its volatility from the average historical stock volatilities of several peer public companies over a period equivalent to the expected term of the awards.

The compensation expense recognized for stock-based awards is net of estimated forfeitures and is recognized ratably over the service period of the awards. All income tax effects of stock-based awards are recognized in the consolidated statements of operations and comprehensive income (loss) as awards vest or are settled. We record stock-based compensation expense in selling, general and administrative expenses in the consolidated statements of operations and comprehensive income (loss).

Advertising

Advertising costs are expensed either as the costs are incurred or the first time the advertising takes place. Advertising expense was $4.6 million and $5.2 million for the years ended June 30, 2023 and 2022, respectively.

Casualty Gains

In relation to various events related to weather and wildfires, the Company received insurance and litigation proceeds of $2.3 million and $3.0 million for the years ended June 30, 2023 and 2022, respectively.

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

Comprehensive Income or Loss

We had no items of comprehensive income or loss other than net income (loss) for the years ended June 30, 2023 and 2022. Therefore, a separate statement of comprehensive income (loss) has not been included in the accompanying consolidated financial statements.

Earnings Per Share

Basic and diluted earnings per share allocable to common stockholders is presented in conformity with the two-class method required for participating securities. We considered our Series B stock to be participating securities as, in the event a dividend is paid on Series A stock, the holders of Series B stock would be entitled to receive dividends on a basis consistent with the Series A stockholders. The two-class method determines earnings per share for each class of common and participating securities according to dividends declared or accumulated as well as participation rights in undistributed earnings. The two-class method requires income available to stockholders for the period to be allocated between common and participating securities based upon their respective rights to receive dividends as if all income for the period had been distributed. Legacy VWE’s redeemable Series B stock was a participating security. Under the two-class method, any net loss attributable to common stockholders is not allocated to the Series B stock as the holders of the Series B stock did not have a contractual obligation to share in losses.

Basic earnings per share is calculated by dividing the net income (loss) allocable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. For purposes of the calculation of diluted earnings per share, stock options and warrants to purchase common stock are considered potentially dilutive securities but are excluded from the calculation of diluted earnings per share when their effect is antidilutive. As a result, in certain periods, diluted earnings per share is the same as basic earnings per share for the periods presented.

The computation of net income (loss) available to Series A stockholders is computed by deducting the dividends declared, if any, and cumulative dividends, whether or not declared, in the period on Series B stock (whether paid or not) from the reported net income (loss).

As the Merger has been accounted for as a reverse recapitalization, the consolidated financial statements of the merged entity reflect the continuation of Legacy VWE’s consolidated financial statements, with the Legacy VWE Equity, which has been retroactively adjusted to the earliest period presented to reflect the legal capital of the legal acquirer, BCAC. As a result, earnings per share was also restated for periods ended prior to the Merger.

Self-Insurance

On September 9, 2021, the Company formed VWE Captive, LLC, a wholly-owned captive insurance company ("Captive"), which became operational on October 1, 2021. The Company formed Captive to self-insure the first $10.0 million of claims, above which limit, the Company has secured insurance. The insurance policy protects us against a portion of our risk of loss related to earthquakes, floods and named wildfires and windstorms. During 2023, we added Directors and Officers insurance to self-insure the first $5.0 million of claims, above which limit, the Company has secured insurance.

Segment Information

We operate in three reportable segments. Operating segments are defined as components of an enterprise about which separate financial information is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assessing performance. The Company’s chief operating decision maker (“CODM”), our Chief Executive Officer, allocates resources and assesses performance based upon discrete financial information at the segment level. See Note 18.

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

Recently Adopted Accounting Pronouncements

In December 2022, the Financial Accounting Standards Board ("FASB") issued ASU 2022-06: Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, which defers the sunset date of ASU 2020-04: Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting from March 31, 2023 to December 31, 2024. ASU 2020-04 provides optional expedients and exceptions to applying the guidance on contract modifications, hedge accounting, and other transactions, to simplify the accounting for transitioning from the London Interbank Offered Rate, and other interbank offered rates expected to be discontinued, to alternative reference rates. After December 31, 2024, entities will no longer be permitted to apply the relief in Topic 848. The adoption of this ASU did not have a material impact on our consolidated financial statements.

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

The Company identified the population of real estate and equipment leases to which the guidance applies and implemented changes in its systems, procedures and controls relating to how lease information is obtained, processed and analyzed. Upon adoption, the Company recognized $37.6 million in ROU assets that represent the Company's right to use the underlying assets for the lease term and $39.2 million in lease obligations that represent the Company's obligation to make lease payments arising from the lease. The ROU assets recognized upon adoption of Topic 842, included the reclassification of $2.1 million of deferred rent and $0.4 million of prepaid rent. In addition, a deferred gain related to a sale-leaseback transaction that occurred under ASC 840 of $7.7 million, net of taxes of $2.9 million, was reclassified to equity. See Note 9.

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

The Company adopted ASU No. 2016-13, as amended effective July 1, 2022. We consider historical loss rates over customer groupings with similar risk characteristics to develop our allowance for expected credit losses. We review these factors quarterly to determine if any adjustments are needed to the allowance. The adoption of this guidance did not have a material impact on our consolidated financial statements.

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

The purchase price totaling $17.0 million was comprised of cash of $14.0 million, consulting fees of $0.2 million per year for three years totaling $0.6 million and a three-year earnout payable of up to $2.4 million. To fund the cash portion of the purchase consideration, we utilized the line of credit under the amended and restated loan and security agreement. The Company paid $0.5 million in June 2023 to settle working capital under the terms of the purchase agreement.

The allocation of the consideration for the net assets acquired from the acquisition of Vinesse was as follows:

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

The results of operations of Vinesse are included in the accompanying consolidated statements of operations from the October 4, 2021 acquisition date.

Transaction costs incurred in the acquisition were insignificant.

ACE Cider

On November 16, 2021, the Company acquired 100% of the capital stock of ACE Cider, the California Cider Company, Inc., a California corporation ("ACE Cider"). ACE Cider is a wholesale platform and specializes in hard cider, an alcoholic wine beverage fermented from apples. The operations of ACE Cider allowed the Company to enter the beer distribution category.

The purchase price totaling $47.4 million was comprised of cash of $46.9 million, consulting fees of $60 thousand and a two-year earnout payable of $0.5 million. The Company paid $0.3 million in May 2022 to settle working capital under the terms of the purchase agreement.

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

The trademarks' fair value was derived using the RFR. Key assumptions in valuing trademarks included (i) a royalty rate of 2.75% and (ii) discount rate of 12.5%.

Customer relationships' fair value was derived using the MPEEM, utilizing a discount rate of 13.0%, and Cost Approach. Customer relationships were weighted: 90.0% using the MPEEM model and 10.0% using the Cost Approach.

The results of operations of ACE Cider are included in the accompanying consolidated statements of operations from the November 16, 2021 acquisition date.

Transaction costs incurred in the acquisition were insignificant.

Meier's

On January 18, 2022, the Company acquired 100% of the capital stock in Meier's Wine Cellars, Inc., DBA Meier's Beverage Group, an Ohio company ("Meier's"). Meier's is a wholesale and business-to-business company that specializes in custom blending, contract storage, contract manufacturing, and private labeling for wine, beer, and spirits. Over the years, Meier's continued extending their winemaking skills by producing table wines, sparkling wines, dessert wines, vermouth and carbonated grape juice.

The purchase price totaling $25.0 million was comprised of cash of $12.5 million and 1,229,443 shares of common stock with a value of $12.5 million. The shares may not be transferred during the lock-up period, as outlined in the lock-up agreement entered into on the acquisition date.

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

The number of shares of common stock was determined in part based on the closing stock price on the acquisition date, resulting in a fair value of $12.0 million, less a discount of $1.5 million due to lack of marketability for shares of common stock, resulting in the shares of common stock valued at $10.5 million.

The fair value of the contingent consideration was calculated using the Monte Carlo simulation model, resulting in estimated earnout payments of $4.9 million.

The Company estimated the fair value of accounts receivable, other assets, accounts payable and accrued expenses and fixed assets at the acquisition date.

Inventory was comprised of finished goods, work in process and raw materials. The fair value of finished goods inventory and work in process inventory was derived using projected cost of goods sold as a percentage of net revenues. Raw materials inventory was recorded at its book value.

The trade names' and trademarks' fair values were derived using the RFR. Key assumptions in valuing trade names and trademarks included (i) a royalty rate of 1.1% and (ii) discount rate of 27.0%.

Customer relationships' fair value was derived using the MPEEM, utilizing a discount rate of 28.0%.

The results of operations of Meier's are included in the accompanying consolidated statements of operations from the January 18, 2022 acquisition date.

Transaction costs incurred in the acquisition were insignificant.

3. Inventory

Inventory consists of the following:

(in thousands)	June 30, 2023	June 30, 2022
Bulk wine, spirits and cider	$84,602	$88,978
Bottled wine, spirits and cider	100,075	86,785
Bottling and packaging supplies	15,690	16,328
Nonwine inventory	996	831
Total inventories	$201,363	$192,922

For the years ended June 30, 2023 and 2022, the Company recognized an expense related to reducing inventory to its net realizable value of $10.8 million and $3.7 million, respectively. In addition, for the year ended June 30, 2022, the Company wrote down $12.4 million of inventory related to fiscal inventory count adjustments and $3.0 million related to additional remediation efforts.

For the years ended June 30, 2023 and 2022, the Company's inventory balances are presented net of inventory reserves of $0.6 million and $2.2 million, respectively, for bulk wine, spirits and cider inventory, $3.2 million and $1.8 million, respectively, for bottled wine, spirits and cider inventory and $0.6 million and $0.4 million, respectively, for bottling and packaging supplies inventory. The gross value of bulk wine inventory reflects the writedown of $6.2 million that was recognized in the quarter ended March 31, 2023.

In relation to various events related to weather and wildfires that damaged inventory, the Company received insurance and litigation proceeds of $2.3 million and $3.0 million for the years ended June 30, 2023 and 2022, respectively.

4. Assets Held for Sale

As of June 30, 2023, the Company had one asset group held for sale. The asset group relates to land, a building and assumption of a land lease related to the Tamarack Cellars production facility. The Company completed the sale of the assets in July 2023.

The carrying amounts of assets held for sale consists of the following:

(in thousands)	June 30, 2023
Tamarack Cellars property, plant and equipment held for sale	$1,059
Less accumulated depreciation and amortization	(548)
Total assets held for sale	$511

The cash flows related to held for sale assets have not been segregated and remain included in the major classes of assets.

There were no assets classified as held for sale as of June 30, 2022.

5. Property, Plant and Equipment

Property, plant and equipment consists of the following:

(in thousands)	June 30, 2023	June 30, 2022
Buildings and improvements	$147,519	$139,223
Land	31,073	46,632
Machinery and equipment	81,807	77,676
Cooperage	11,078	10,165
Vineyards	9,960	12,860
Furniture and fixtures	1,509	1,754
	282,946	288,310
Less accumulated depreciation	(75,917)	(66,987)
	207,029	221,323
Construction in progress	8,938	17,396
	$215,967	$238,719

Depreciation expense, a portion of which is recognized as an inventoriable cost, related to property, plant and equipment was $15.9 million and $15.2 million for the years ended June 30, 2023 and 2022, respectively.

6. Goodwill and Intangible Assets

Goodwill

The following is a rollforward of the Company’s goodwill by reportable segment:

(in thousands)	Wholesale	Direct-to-Consumer	Business-to-Business	Total

Balance at June 30, 2021	$88,808	$20,342	$745	$109,895
Additions from current year acquisitions	27,539	9,477	8,247	45,263
Measurement period adjustments	(43)	(153)	(11)	(207)
Balance at June 30, 2022	116,304	29,666	8,981	154,951
Goodwill impairment	(116,304)	(20,673)	(8,981)	(145,958)
Disposition of business	-	(8,993)	-	(8,993)
Balance at June 30, 2023	$-	$-	$-	$-

Our reporting units are the same as our reportable segments.

During the quarter ended June 30, 2023, the Company performed its annual impairment test. There was a sustained stock price decline resulting in a lower market capitalization that led us to perform a quantitative analysis.

During the quarter ended December 31, 2022, we identified a number of goodwill impairment indicators that led us to conclude that a quantitative impairment test on goodwill was required to determine if the fair values of certain reporting units were below their carrying values. Most notably, revenue and earnings before income tax depreciation and amortization (EBITDA) for the second quarter (a historically strong quarter given the seasonal impact of holiday sales) fell short of projections. Additionally, we experienced increases in operational costs associated with higher costs of wine, freight and other supply chain items consistent with trends in the current economic environment. Both of these factors had a negative impact on our overall financial performance and led us to experience declining cash flows when compared to earlier quarter projections. Along with the continued market fluctuations, the Company's stock price continued to consistently decline during our second quarter of 2023.

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

As a result of our interim impairment test, we determined that the fair values of the Wholesale and Business-to-Business reporting units were less than their respective carrying amounts. We recognized a total impairment charge of $125.3 million, which consists of $116.3 million for Wholesale and $9.0 million for Business-to-Business and is included in goodwill impairment losses in the consolidated statements of operations and comprehensive income (loss).

As a result of our year-end impairment test, we determined that the fair value of the Direct-to-Consumer reporting unit was less than its respective carrying amount. We recognized a total impairment charge of $20.7 million and it is included in goodwill impairment losses in the consolidated statements of operations and comprehensive income (loss).

As part of our simplification efforts, on June 29, 2023, the Company completed its sale of the assets of The Sommelier Company for negligible proceeds and an estimated potential earnout of $0.3 million. As a result of the sale, the Company recognized a loss on sale of assets of $9.7 million, of which approximately $9.0 million was goodwill.

For the year ended June 30, 2022, the Company did not recognize any impairment.

Intangible Assets

The components of finite-lived intangible assets, accumulated amortization, and indefinite-lived assets are as follows:

	June 30, 2023
(in thousands)	Gross Intangible	Accumulated Amortization	Accumulated Impairment Losses	Net Intangible
Indefinite-life intangibles
Trade names and trademarks	$30,102	$-	$(17,477)	$12,625
Winery use permits	6,750	-	-	6,750
Total Indefinite-life intangibles	36,852	-	(17,477)	19,375

Definite-life intangibles
Customer relationships	28,200	(9,812)	-	18,388
Trade names and trademarks	1,900	(669)	-	1,231
Total definite-life intangibles	30,100	(10,481)	-	19,619
Total other intangible assets	$66,952	$(10,481)	$(17,477)	$38,994

	June 30, 2022
(in thousands)	Gross Intangible	Accumulated Amortization	Accumulated Impairment Losses	Net Intangible
Indefinite-life intangibles
Trade names and trademarks	$30,203	$-	$(1,281)	$28,922
Winery use permits	6,750	-	-	6,750
Total Indefinite-life intangibles	36,953	-	(1,281)	35,672

Definite-life intangibles
Customer and Sommelier relationships	30,700	(4,922)	-	25,778
Trade names and trademarks	1,900	(253)	-	1,647
Total definite-life intangibles	32,600	(5,175)	-	27,425
Total other intangible assets	$69,553	$(5,175)	$(1,281)	$63,097

The customer relationships weighted average remaining amortization is 3.7 and 4.4 years as of June 30, 2023 and June 30, 2022, respectively. The trade names and trademarks weighted average remaining amortization is 3.0 and 3.5 years as of June 30, 2023 and June 30, 2022, respectively.

Our indefinite-lived intangible asset balance consists of trade names, trademarks and winery use permits, which had an aggregate carrying amount of $19.4 million as of June 30, 2023. We test our trade names, trademarks, and winery use permits for impairment annually, or more frequently if events or circumstances indicate it is more likely than not that the fair value of a trade name, trademark or winery use permit is less than its carrying amount. As noted above in the goodwill section, there were events and circumstances which occurred during the fourth quarter ending June 30, 2023 and second quarter ending December 31, 2022 that indicated that it was more likely than not that the fair values of certain of our trade names and trademarks may be below their carrying amounts. As such, we performed a quantitative impairment test on our indefinite-lived intangibles. In addition, the Company recognized a tradename impairment charge of $1.3 million in the year ended June 30, 2022.

We evaluated the Company's winery use permits and determined that there was no evidence as of June 30, 2023 and December 31, 2022 to suggest that any of the permits associated with the land and facilities of a given property had been compromised or no longer held the value assigned on the date of the acquisition. The value of the winery use permits is based off of the various ways the winery property can be used in the Company’s operations and is therefore not solely dependent on the value of the trade name and forecasted sales of the wine currently produced on that particular property.

We utilized the relief from royalty method under the income approach to estimate the fair value of our trade names and trademarks. Some of the more significant assumptions inherent in estimating the fair values include the estimated future annual gross sales for each trademark and trade name, royalty rates (as a percentage of gross sales that would hypothetically be charged by a licensor of the brand to an unrelated licensee), income tax considerations, long-term growth rates, and a discount rate that reflects the level of risk associated with the future cost savings attributable to the trade name or trademark. Based on the analysis performed for the quarter ended December 31, 2022, it was determined that the Company had a trade names and trademark impairment charge totaling $12.6 million, which consisted of $10.3 million related to Wholesale, $2.2 million related to Direct-to-Consumer and $0.1 million related to Business-to-Business segments. The total impairment loss of $12.6 million consists primarily of the $4.1 million and $3.7 million related to certain trademarks, respectively. The impairment loss arose due to a continued decline in certain tradename volume and a lower royalty rate use for assessing certain trademark given management's expectations. The impairment loss is included in intangible asset impairment losses in the consolidated statements of operations.

Based on the analysis performed for the quarter ended June 30, 2023, it was determined that the Company had a trade names and trademark impairment charge totaling $3.6 million, which consisted of $2.3 million related to Wholesale, $1.0 million related to Direct-to-Consumer and $0.3 million related to Business-to-Business.. The impairment loss arose due to a continued decline in certain trademark volume compared to management's expectations and the write-off of various small trade names related to the Company's simplification efforts pertaining to brand and SKU rationalization. The impairment loss is included in intangible asset impairment losses in the consolidated statements of operations. if current expectations of future growth rates and royalty rates are not met, if market factors outside of our control, such as discount rates, change, or if management's expectations or plans otherwise change, then one or more of our intangible assets may become impaired in the future.

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

The range of discount rates, long-term growth rates, EBITDA multiples and royalty rates we used to estimate the fair values of our reporting units (in relation to our goodwill impairment testing) and trademarks as of the June 30, 2023 impairment testing date for each reporting unit or trademark, were as follows:

	Discount Rate		Long-Term Growth Rate		EBITDA Multiple		Royalty Rate
	Min	Max	Min	Max	Min	Max	Min	Max
Reporting unit	14.0%	14.5%	3.0%	5.0%	7x	12.0x
Trademarks	15.5%	15.5%	3.0%	5.0%			1.5%	2.0%

Amortization expense of definite-lived intangible assets was $6.8 million and $5.0 million for the years ended June 30, 2023 and 2022, respectively.

As noted above, as part of our simplification efforts, on June 29, 2023, the Company completed its sale of the assets of The Sommelier Company. The sale included customer and Sommelier relationships with a gross intangible value of $2.5 million.

As of June 30, 2023, the estimated future amortization expense for finite-lived intangible assets is as follows:

(in thousands)
2024	$6,072
2025	5,047
2026	4,527
2027	3,179
2028	794
Total estimated amortization expense	$19,619

7. Accrued Liabilities

The major classes of accrued liabilities are summarized as follows:

(in thousands)	June 30, 2023	June 30, 2022
Accrued purchases	$1,555	$6,728
Accrued employee compensation	6,618	5,580
Other accrued expenses	9,459	8,867
Non related party accrued interest expense	563	429
Contingent consideration	4,811	2,710
Unearned Income	1,436	642
Captive insurance liabilities	1,844	2,041
Total Accrued liabilities and other payables	$26,286	$26,997

8. Fair Value Measurements

The following tables present assets and liabilities measured at fair value on a recurring basis:

	June 30, 2023
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$9,874	$-	$-	$9,874
Interest rate swaps (1)	-	8,986	-	8,986
Total	$9,874	$8,986	$-	$18,860

Liabilities:
Contingent consideration liabilities (2)	$-	$-	$8,656	$8,656
Total	$-	$-	$8,656	$8,656

	June 30, 2022
(in thousands)	Level 1	Level 2	Level 3	Total

Assets:
Money market funds	$36,616	$-	$-	$36,616
Interest rate swaps (1)	-	9,157	-	9,157
Total	$36,616	$9,157	$-	$45,773

Liabilities:
Contingent consideration liabilities (2)	$-	$-	$9,156	$9,156
Total	$-	$-	$9,156	$9,156

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

On March 13, 2023, the Company entered into a termination agreement to terminate two interest rate swap agreements with notional amounts of $50,000,000 and $75,000,000. As part of the termination, the Company realized a gain of $6.3 million that is included in net (loss) gain on interest rate swap agreements in the consolidated statement of operations and comprehensive income (loss). The remaining balance included in this account represents the net unrealized gain (loss) on interest rate swaps.

The following table provides a reconciliation of liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

(in thousands)	Contingent Consideration
Balance at June 30, 2021	$4,631
Acquisitions	7,874
Payments	(420)
Change in fair value	(2,929)
Balance at June 30, 2022	9,156
Acquisitions	-
Dispositions	(120)
Payments	(521)
Change in fair value	141
Balance at June 30, 2023	8,656
Less: current portion	(4,811)
Long term portion	$3,845

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

Beginning July 1, 2022, operating leases are included in operating lease right-of-use assets, current operating lease liabilities and long-term operating lease liabilities in our consolidated balance sheet. Operating lease right-of-use assets and corresponding operating lease liabilities are recognized at commencement date based on the present value of lease payments over the lease term. Operating lease expense for operating lease assets is recognized on a straight-line basis over the lease term. As most of our leases do not provide an implicit rate, we use our collateralized incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. We use the implicit rate if it is readily determinable.

Finance leases are included in finance lease right-of-use assets, current finance lease liabilities and long-term finance lease liabilities in our consolidated balance sheet. One capital lease of $0.7 million was converted to a finance lease with the adoption of ASC 842.

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

Our leases have remaining lease terms from less than one year to 10 years. Our lease terms may include options to extend or terminate the lease when it is reasonably certain and there is a significant economic incentive to exercise that option.

Beginning in 2022, we no longer had related party lease agreements.

The following table summarizes the components of lease expense:

(in thousands)	June 30, 2023
Operating lease expense	$7,137

Finance lease expense
Amortization of right-of-use assets	286
Interest on lease liabilities	33
Total finance lease expense	319
Variable lease expense	896
Short-term lease expense	234
Total lease expense	$8,586

The following table summarizes supplemental balance sheet items related to leases:

(in thousands)	June 30, 2023
Operating Leases
Operating lease right-of-use assets	$32,945

Current portion of operating lease liabilities	6,243
Long-term operating lease liabilities	26,792
Total operating lease liabilities	33,035

Finance Leases
Finance lease right-of-use assets	630

Current portion of finance lease liabilities	304
Long-term finance lease liabilities	334
Total finance lease liabilities	$638

The following table summarizes the weighted-average remaining lease term and discount rate:

Weighted-average remaining lease term (in years)
Operating leases	6.0
Finance leases	2.6

Weighted-average discount rate
Operating leases	5.0%
Finance leases	5.0%

The cash paid for amounts included in the measurement of lease liabilities for operating leases was $6.2 million for the year ended June 30, 2023.

The minimum annual payments under our lease agreements as of June 30, 2023 are as follows:

(in thousands)	Operating Leases	Finance Leases
2024	$6,871	$328
2025	6,478	199
2026	6,520	116
2027	6,166	22
2028	4,344	12
Thereafter	7,784	2
Total lease payments	38,163	679
Less imputed interest	(5,128)	(41)
Present value of lease liabilities	33,035	638
Current portion of lease liabilities	(6,243)	(304)
Total long term lease liabilities	$26,792	$334

Note - Table excludes obligations for leases with original terms of 12 months or less which have not been recognized as ROU assets or liabilities in our consolidated balance sheets.

On December 15, 2022, we closed on a purchase and sale agreement to sell a portion of Laetitia Vineyard and Winery’s land and related vineyards to a third-party buyer for $8.7 million. Concurrent with the finalization of the sale, we entered into a lease agreement to lease back from the third-party buyer certain of the vineyards' blocks sold. The rent, payable annually, on this two-year operating lease was deemed to be below market. Therefore, we recorded an off-market adjustment of $0.3 million which increased the initial measurement of the ROU asset for this lease and reduced the loss recognized on this sale.

On March 31, 2023, the Company entered into a lease agreement related to the Tamarack Cellars production facility with a third-party to lease a building beginning on April 1, 2023 for an initial term of 4 years at a monthly rate of $7,500 for the first year to be increased by 3% each year. Concurrently with the lease, the Company sold certain equipment held at the leased premises for a total consideration of $0.1 million. Subsequent to year end, the Company terminated the lease and sold the building.

10. Interest Rate Swaps

On March 13, 2023, the Company entered into a termination agreement to terminate two interest rate swap agreements with notional amounts of $50,000,000 and $75,000,000. As part of the termination, the Company realized a gain of $6.3 million that is included in net gain on interest rate swap agreements in the consolidated statement of operations and comprehensive income (loss). The remaining balance included in this account represents the net unrealized gain (loss) on interest rate swaps.

In March 2020, we entered into two interest rate swap agreements with fixed notional amounts of $28.8 million and $46.8 million at a fixed rate of 0.77% and 0.71%, respectively. The agreement calls for monthly interest payments until termination in July 2026 and March 2025, respectively. The fair value of the $28.8 million swap agreement was an asset of $2.9 million and $2.3 million at June 30, 2023 and 2022, respectively. The fair value of the $46.8 million swap agreement was an asset of $3.2 million and $2.7 million at June 30, 2023 and 2022, respectively.

In July 2019, in connection with the 2019 Loan and Security Agreement (see Note 11), we transferred an interest rate swap agreement with a fixed notional amount of $20.0 million at a fixed rate of 2.99% dated June 2018, to our new lender. Shortly thereafter, the interest rate swap of $20.0 million was amended and restated in its entirety to increase the notional amount to $50.0 million at a fixed rate of 2.34%. The agreement calls for monthly interest payments until termination in July 2026. The fair value of the 2019 swap agreement was an asset of $2.8 million and $1.0 million at June 30, 2023 and 2022, respectively.

Interest rate swaps consisted of the following:

(in thousands)	Fixed Notional Amount		Fixed Interest		Fair Value Asset (Liability)
Date of Agreement	June 30, 2023	June 30, 2022	Rate	Termination Date	2023	2022
March 2020	$28,800	$28,800	0.78%	July 2026	$2,911	$2,282
March 2020	$46,800	$46,800	0.71%	March 2025	3,249	2,748
July 2019	$50,000	$50,000	2.34%	July 2026	2,826	971
April 2021	$-	$75,000	2.32%	March 2023	-	2,046
May 2019	$-	$50,000	2.25%	March 2023	-	1,110
					$8,986	$9,157

The Company records the changes in fair value in a separate line item in the consolidated statements of operations.

11. Long-Term and Other Short-Term Borrowings

The following table summarizes long-term and other short-term obligations:

	June 30,
(in thousands)	2023	2022
Note to a bank with interest at LIBOR plus 1.75%; payable in quarterly installments of $1,180 principal with applicable interest; secured by specific assets of the Company. Extinguished and refinanced in December 2022.	-	76,792

Note to a bank with interest at SOFR (5.16%) at June 30, 2023 plus 2.35%; payable in quarterly installments of $1,454 principal with applicable interest; matures in December 2027; secured by specific assets of the Company.	142,532	-

Capital expenditures borrowings payable at LIBOR plus 1.75%, payable in quarterly installments of $1,077. Extinguished and refinanced in December 2022.	-	40,776

Capital expenditures borrowings payable at SOFR (5.16%) at June 30, 2023 plus 2.35%, payable in quarterly installments of $801 with draw expiring June 2027.	12,762	-

Equipment Term Loan payable at SOFR (5.16%) at June 30, 2023 plus 2.35%, payable in quarterly installments of $250 with draw expiring December 2026.	3,433	-

Note to a bank with interest fixed at 3.6%, payable in monthly installments of $60 principal with applicable interest; matured in April 2023.	-	593

Note to a bank with interest fixed at 2.75%, payable in monthly installments of $61 principal with applicable interest; matures in March 2024.	541	1,246

Note to a bank with interest fixed at 7.50%, payable in monthly installments of $61 principal with applicable interest; matures in April 2026.	1,873	-

Delayed Draw Term Loan ("DDTL") with interest at LIBOR plus 1.75%, payable in quarterly installments of $1,260 starting March 2022. Extinguished and refinanced in December 2022.	-	65,882

Delayed Draw Term Loan ("DDTL") with interest at SOFR (5.16%) at June 30, 2023 plus 2.35%, payable in quarterly installments of $818. Matures in December 2027.	28,183	-

	189,324	185,289
Less current maturities	(14,449)	(14,909)
Less unamortized deferred financing costs	(1,466)	(1,285)
	$173,409	$169,095

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

On December 13, 2022, we entered into a second amended and restated loan and security agreement (the “Second A&R Loan and Security Agreement”), which further amended and restated the Amended and Restated Loan and Security Agreement and provides credit facilities totaling up to $458.4 million. The credit facilities under the Second A&R Loan and Security Agreement consist of: (i) a term loan facility in the principal amount of $156.5 million (the “Term Loan Facility”), (ii) an accounts receivable and inventory revolving facility in the principal amount of $229.7 million with a letter of credit sub-facility in the aggregate availability amount of $20.0 million (the “Revolving Facility”), (iii) an equipment loan facility in the principal amount of $4.2 million (the “Equipment Loan”), (iv) a capital expenditure facility in the principal amount of $15.2 million (the “Capex Facility”) and (v) a delayed draw term loan facility in the principal amount of $52.9 million (amounts are available to be drawn through December 13, 2023) (the “DDTL Facility”, and, together with the Term Loan Facility, the Revolving Facility, the Equipment Loan and the Capex Facility, the “Credit Facilities”).

Concurrent with the closing of the Second A&R Loan and Security Agreement, we executed a draw of $154.6 million on the Term Loan Facility, $125.0 million on the Revolving Facility, $4.2 million on the Equipment Loan, $15.2 million on the Capex Facility and $30.6 million on the DDTL Facility. The proceeds from the loan were used to, among other things, pay down outstanding amounts of under the Company’s existing credit facilities including the Amended and Restated Loan and Security Agreement.

The Term Loan Facility matures on December 13, 2027, and the Second A&R Loan and Security Agreement extends the maturities of the other credit facilities as follows: (i) the Revolving Facility matures on December 13, 2027, (ii) the Equipment Loan matures on December 31, 2026, (iii) the Capex Facility matures on June 30, 2027 and (iv) the DDTL Facility matures on December 13, 2027. The refinancing of the Second A&R Loan and Security Agreement was evaluated in accordance with ASC 470-50, Modifications and Extinguishments on a lender-by-lender basis. Certain lenders did not participate in the refinancing and the repayment of their related outstanding debt balances has been accounted for as an extinguishment of debt. Proceeds of borrowings from new lenders were accounted for as a new debt financing. The Company recorded a loss on extinguishment of debt of $0.5 million in the accompanying consolidated statement of operations and comprehensive income (loss). For the remainder of the lenders, this transaction was accounted for as a modification because the difference between present value of the cash flows under the terms of the modified agreement (the Second A&R Loan and Security Agreement) and the present value of the cash flows under terms of the original agreement was less than 10% on a lender-by-lender basis.

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

Additionally, the Second A&R Loan and Security Agreement includes customary representations and warranties, affirmative and negative covenants, financial covenants and certain other amendments, including, without limitation, (i) a minimum fixed charge coverage ratio (based on trailing twelve-month EBITDA adjusted for capital expenditures, taxes and certain other items) of 1.10:1.00l measured on a rolling four quarter basis provided that the minimum capital expenditure amount for purposes of calculating the fixed charge coverage ratio will increase by $175.0 thousand per quarter until it reaches $1.5 million, (ii) the addition of a maximum debt to capitalization ratio covenant, initially set at 0.60:1.00 for each quarter until

December 31, 2023 and stepping down to 0.575:1.00 for each quarter until March 31, 2024 and 0.55:1.00 for each quarter until December 31, 2024 and thereafter, (iii) certain new EBITDA addbacks (and one historical EBITDA deduction in the amount of $1.4 million for the quarter ended September 30, 2022) and (iv) certain amendments to the conditions for permitted acquisitions and accordion increases.

The effective interest rate under the revolving facility was 4.8% and 3.3% as of June 30, 2023 and 2022, respectively. The Company has availability under the line of credit as of June 30, 2023 and 2022.

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

Debt modification costs of $2.0 million and debt extinguishment costs of $0.5 million related to the various amendments were expensed during 2023 and are reported in loss on modification and extinguishment of debt in the Company's statements of operations.

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

Maturities of Long-Term and Other Short-Term Borrowings

Maturities of long-term and other short-term borrowings for succeeding years are as follows:

Year ending June 30,
2024	$14,449
2025	13,956
2026	13,885
2027	12,672
2028	134,362
Thereafter	-
$189,324

12. Noncontrolling Interest

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

Upon purchase of our controlling interest in Splinter Group in July 2016, we classified the noncontrolling interest as temporary equity at its initial carrying amount of $1.4 million. Because of the low probability of this redemption event occurring, we will not subsequently adjust the initial carrying amount of the noncontrolling interest to fair value at each reporting period. Should it become probable that the redemption event will occur, we will thereupon accrete the initial carrying value to its redemption amount equal to its fair value.

13. Stockholders’ Equity

Warrants

At June 30, 2023, there were 25,646,453 warrants outstanding to purchase shares of the Company's common stock at a price of $11.50 per whole share. The 25,646,453 warrants are made up of 18,000,000 Public Warrants (the "Public Warrants") and 8,000,000 Private Warrants (the "Private Warrants") less 353,547 warrants that have been repurchased as part of our share repurchase plan.

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

The Private Warrants are exercisable commencing on August 11, 2021 for one common share at an exercise price of $11.50, subject to anti-dilution adjustments. The Private Warrants expire five years after the commencement date.

Earnout Shares

In connection with the closing of the business combination between Bespoke Capital Acquisition Corp. and Vintage Wine Estates, Inc., a California corporation (“VWE Legacy”) pursuant to a transaction agreement dated February 3, 2021, as amended, certain shareholders of VWE Legacy were entitled to receive up to an additional 5,726,864 shares of the Company’s common stock (the “Earnout Shares”) if at any point during the Earnout Period, from June 7, 2021 to June 7, 2023, the Company's closing share price on the Nasdaq on 20 trading days out of 30 consecutive trading days;

1.
was at or above $15 (but below $20), 50% of the Earnout Shares will be issued; and
2.
was at or above $20 (i) to the extent no Earnout Shares have previously been issued, 100% of the Earnout Shares or (ii) to the extent the event Earnout Shares were previously issued, 50% of the Earnout Shares will be issued.

The Earnout Shares would have been adjusted to reflect any stock split, reverse stock split, stock dividend (including any dividend or distribution of securities convertible common shares), reorganization, recapitalization, reclassification, combination and, exchange of shares or other like change. The Earnout Shares were indexed to the Company’s equity and met the criteria for equity classification. The fair value of the Earnout Shares, $32.4 million, was recorded as a dividend to additional paid in capital due to the absence of retained earnings.

No Earnout Shares were issued through June 7, 2023, at which time the Earnout Period ended.

Meier's Earnout Shares

In connection with the closing of the Meier's business combination with Paul T. Lux Irrevocable Trust pursuant to a merger agreement dated January 18, 2022, Mr. Lux is entitled to receive up to an additional $5 million of the Company’s common stock, subject to the terms of the earnout agreement. The Company will make earnout payments based on the product of the amount of adjusted EBITDA in calendar 2022, 2023 and 2024 over EBITDA threshold, as defined in the merger agreement, and the earnout multiple of seven. The earnout payment shall be paid 50% in cash and 50% in the Company's common stock. No shares were issued through June 30, 2023.

2021 Stock Incentive Plan

Effective June 7, 2021, the Company adopted the 2021 Omnibus Incentive Plan (as amended, the "2021 Plan”). The 2021 Plan reserves 11,200,000 common shares for the issuance of stock options, stock appreciation rights, performance shares, performance units, stock, restricted stock, restricted stock units and cash incentive awards. The 2021 Plan was approved by shareholders at the Annual Meeting of Shareholders on February 2, 2022.

The following table provides total stock-based compensation expense by award type:

	June 30,
(in thousands)	2023	2022
Stock option awards	$1,452	$753
Restricted stock units	5,285	4,363
Total share-based compensation	$6,737	$5,116

Stock-based compensation expense is included as a component of selling, general and administrative expenses in the consolidated statement of operations and comprehensive income (loss).

On February 7, 2023, the Company and Patrick Roney, founder of VWE, entered into a letter agreement whereby Mr. Roney voluntarily elected to transition from Chief Executive Officer of the Company to Executive Chairman of the Board, effective February 7, 2023. In connection with his appointment as Executive Chairman, all outstanding stock options and unvested restricted stock units previously granted to Mr. Roney under the Company’s 2021 Plan ceased to vest and any unvested awards were forfeited; however, Mr. Roney maintained the vested stock option awards which are exercisable pending attainment of market condition.

Stock Options

Certain stock options granted under the 2021 Plan prior to May 17, 2023 are subject to market conditions. The stock options are exercisable for ten years and only become exercisable if the volume-weighted average price per share of our common stock meets a $12.50 threshold over a 30-day consecutive trading period following the grant date. The fair value of the stock options was estimated using a Monte Carlo simulation valuation model. These stock option awards vest, except as set forth in the award agreement, in four equal installments of 25%, with the first installment vesting 18 months after the grant date with respect to an additional 25% of the total stock-based award on each of the 2nd, 3rd and 4th anniversaries of the grant date, providing in each case the employee remains in continuous employment or service with the Company or an Affiliate. Stock options granted under the 2021 Plan subsequent to May 17, 2023 are not subject to market conditions and vest, except as set forth in the award agreement, in four equal installments of 25%, with the first installment vesting 12 months after the grant date with an additional 25% of the total stock-based award on each of the 2nd, 3rd and 4th anniversaries of the grant date, providing in each case the employee remains in continuous employment or service with the Company or an Affiliate. Compensation expense is recognized ratably over the requisite service period.

The following table presents a summary of stock option activity under the 2021 Plan:

	Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at June 30, 2021	-	$-		$-
Granted	3,533,627	10.50		-
Exercised	-	-		-
Forfeited or cancelled	(30,100)	10.50		-
Outstanding at June 30, 2022	3,503,527	$10.50	9.60	$-
Granted	842,872	9.82		-
Exercised	-	-		-
Forfeited or cancelled	(1,476,562)	10.50		-
Outstanding at June 30, 2023	2,869,837	$10.31	8.80	$-

Total unrecognized compensation expense related to the stock options was $4.4 million, which is expected to be recognized over a weighted-average period of 4.5 years. As of June 30, 2023, 705,342 options were exercisable pending attainment of market condition.

For the year ended June 30, 2023, the weighted-average grant date fair value was $1.27. The fair value of the options was estimated at the grant date using the Monte Carlo Simulation model, for options with a market condition, or the Black-Scholes model, for options without a market condition, with the following assumptions: risk-free rate ranging from 1.8% to 3.9%; expected term ranging from 5.5 years to 7.4 years; expected volatility ranging from 29.7% to 50%; and no expected dividend yield.

For the year ended June 30, 2022, the weighted-average grant date fair value was $3.27. The fair value of the options was estimated at the grant date using the Monte Carlo Simulation model with the following assumptions: weighted average risk-free rate 1.8%; weighted average expected term 5.5 years; weighted average expected volatility 40%; and no expected dividend yield.

Restricted Stock Units

Restricted stock units are subject only to service conditions and those issued prior to May 17, 2023 vest, except as set forth in the award agreement, in four equal installments of 25%, with the first installment vesting 18 months after the vesting commencement date and the other installments vesting on each of the 2nd, 3rd and 4th anniversaries of the vesting commencement date. Restricted stock units issued subsequent to May 17, 2023 vest, except as set forth in the award agreement, in four equal installments of 25%, with the first installment vesting 12 months after the vesting commencement date and the other installments vesting on each of the 2nd, 3rd and 4th anniversaries of the vesting commencement date. One restricted stock unit vested in full on the nine month anniversary of the vesting commencement date.

The following table presents a summary of restricted stock units activity for the years presented:

	Restricted Stock Units	Weighted-Average Grant Date Fair Value
Outstanding at June 30, 2021	-	$-
Granted	1,902,068	8.14
Vested	-	-
Forfeited or cancelled	-	-
Outstanding at June 30, 2022	1,902,068	$8.14
Granted	670,046	2.98
Vested	(840,186)	8.34
Forfeited or cancelled	(569,489)	8.22
Outstanding at June 30, 2023	1,162,439	$4.98

Total unrecognized compensation expense related to the restricted stock units was $3.0 million, which is expected to be recognized over a weighted-average period of 2.60 years.

During the year ending June 30, 2023, 840,186 restricted stock units vested and as a result the Company withheld 297,212 restricted stock units to cover the taxes related to the net share settlement of equity awards.

During the year ended June 30, 2023, 569,489 restricted stock units were forfeited or cancelled. This was partially as a result of the staffing changes described above.

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

For accounting purposes, common stock and/or warrants repurchased under our repurchase plan were recorded based upon the settlement date of the applicable trade. Such repurchased shares are presented using the cost method. During the year ended June 30, 2022, the Company repurchased 2,871,894 common stock shares at an average price of $9.04 per share that are held in treasury. During the years ended June 30, 2023 and 2022, the Company repurchased 171,994 and 181,553 warrants, respectively, at an average price of $1.00 and $1.46 per warrant, respectively. The total cost of the shares and warrants repurchased was $0.2 million and $26.3 million for the years ended June 30, 2023 and 2022, respectively.

The table below summarizes the changes in repurchases of common stock and warrants:

Common Stock and Warrants
Balance at June 30, 2021	-
Repurchases of common stock	2,871,894
Repurchases of warrants	181,553
Balance at June 30, 2022	3,053,447
Repurchases of common stock	-
Repurchases of warrants	171,994
Balance at June 30, 2023	3,225,441

14. Commitments, Contingent Liabilities and Litigation

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

Litigation

On November 14, 2022, a purported securities class action lawsuit was filed in the U.S. District Court for the District of Nevada against the Company and certain current and former members of its management team. The lawsuit is captioned Ezzes v. Vintage Wine Estates, Inc., et al. (“Ezzes“), and alleges that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder, by making material misstatements or omissions in certain of the Company's periodic reports filed with the SEC relating to, among other things, the Company’s business, operations, and prospects, including with respect to the Company’s inventory metrics and overhead burden. The lawsuit seeks an unspecified amount of damages and an award of attorney’s fees, in addition to other relief. On November 28, 2022, a second purported securities class action lawsuit, captioned Salbenblatt v. Vintage Wine Estates, Inc., et al. (“Salbenblatt”), was filed in the same court, containing similar claims and allegations, and seeking similar relief, as the Ezzes lawsuit. On February 14, 2023, the Court consolidated both actions and appointed the lead plaintiffs. The Salbenblatt action was transferred to and consolidated with the Ezzes action. On May 1, 2023, the lead plaintiffs filed a consolidated amended class action complaint (“amended complaint”). On June 30, 2023 defendants filed a motion to dismiss the amended complaint. The motion to dismiss was fully briefed on September 25, 2023, and is pending. The Company believes this litigation is without merit and intends to defend against it vigorously. However, litigation is inherently uncertain, and the Company is unable to predict the outcome of this litigation and is unable to estimate the range of loss, if any, that could result from an unfavorable outcome. The Company also cannot provide any assurance that the ultimate resolution of this litigation will not have a material adverse effect on our reputation, business, prospects, results of operations or financial condition.

The Company is involved in two disputes relating to an Asset Purchase Agreement (“APA”) and a related Non-Compete Agreement/Non-Solicitation Agreement (the “Non-Compete Agreement”) from a 2018 acquisition. Claimant has alleged that the Company did not make certain earnout payments allegedly due under the APA and has alleged that the Company misused alleged rights of publicity with respect to the brands in violation of the Non-Compete Agreement. On or about August 30, 2023, Claimants served a demand for arbitration on the Company. At present, Claimants collectively have not quantified the total amount of their alleged damages for all claims; however based on information provided by Claimants, the Company would anticipate that any claim of damages would likely be at least approximately $3.0 million. The Company disputes both that any amounts in excess of the accrued earn-out liability of approximately $0.4 million for the dispute period are owed and that the Company misused the alleged rights of publicity. The Company intends to vigorously defend itself against the claims. At this time, in view of the complexity and ongoing nature of the matters, we are unable to reasonably estimate a possible loss or range of loss that the Company may incur to resolve these matters or defend against these claims.

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

Other Commitments

Contracts exist with various growers and certain wineries to supply a significant portion of our future grape and wine requirements. Contract amounts are subject to change based upon actual vineyard yields, grape quality and changes in grape prices. Estimated future minimum grape and bulk wine purchase commitments are as follows:

(in thousands)	Total
2024	31,693
2025	8,433
2026	3,786
2027	347
2028	264
$44,523

Grape, bulk wine and cider purchases under contracts totaled $49.4 million and $41.7 million for the years ended June 30, 2023 and 2022, respectively. The Company expects to fulfill all of these purchase commitments.

15. Related Party Transactions

On February 7, 2023, the Company and Patrick Roney, founder of VWE, entered into a letter agreement (the “Letter Agreement”) whereby Mr. Roney voluntarily elected to transition from Chief Executive Officer of the Company to Executive Chairman of the Board, effective February 7, 2023. Pursuant to the terms of the Letter Agreement, the Employment Agreement between the Company and Mr. Roney effective June 7, 2021 (the “Prior Employment Agreement”) was terminated and upon such termination the Company agreed to provide Mr. Roney his accrued but unpaid Base Salary and PTO (as defined in the Prior Employment Agreement) through February 7, 2023, and any vested amounts or benefits that he is entitled to receive under any plan, program, or policy, as described in Section 5.1 of the Prior Employment Agreement. Mr. Roney expressly waived any claim to the severance benefits described in Section 5.2(b) of the Prior Employment Agreement. Pursuant to the terms of the Letter Agreement, Mr. Roney will receive an annual base salary of $250,000 for his service as Executive Chairman and will be eligible to participate in the Company’s employee benefit plans and programs in accordance with their terms and eligibility requirements. In connection with his appointment as Executive Chairman, all outstanding stock options and unvested restricted stock units previously granted to Mr. Roney under the Company’s 2021 Plan ceased to vest and any unvested awards were forfeited. See Note 13.

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

Immediate Family Member and Other Business Arrangements

We provide at will employment to several family members of officers or directors who provide various sales, marketing and administrative services to us. Salaries paid totaled $0.5 million and $0.4 million for the years ended June 30, 2023 and 2022, respectively.

We make sponsorship payments to Tough Enough to Wear Pink and use Connect the Dots for marketing services and point of sale marketing materials to unincorporated businesses. Both of these are managed by immediate family members of a former Company executive officer. For the years ended June 30, 2023 and 2022, payments related to sponsorship and marketing services totaled $0.4 million and $0.3 million, respectively. We made an additional payment related to sponsorship and marketing services to an immediate family member of a former Company executive officer in the year ended June 30, 2023 totaling $10 thousand.

The Company has a revenue sharing agreement with Sonoma Brands Partners II, LLC where a portion of B.R. Cohn and Clos Pegase sales during various events throughout the year go to Sonoma Brands Partners II, LLC. Sonoma Brands Partners II, LLC is managed by a member of the Company's board of directors. For the years ended June 30, 2023 and 2022, payments to Sonoma Brands Partners II, LLC totaled $0.2 million per year.

Financial Advisory Agreement

In April 2022, the Company entered into an arrangement with Global Leisure Partners LLC ("GLP") to act as a financial advisor to the Company in connection with its exploration of acquisitions, mergers, investments and other strategic matters. A director of the Company having the authority to establish policies and make decisions is an executive of GLP. Although members of the board of directors are typically independent from management, members of the board of directors would be considered management based on the definition of management in ASC 850, Related

Party Disclosures. Payments to GLP in respect of capital markets and mergers and acquisitions matters totaled $0.2 million and $0.1 million for the years ended June 30, 2023 and 2022, respectively.

16. Income Taxes

The components of (loss) income from continuing operations before provision for income taxes are as follows:

	June 30,
(in thousands)	2023	2022
United States	$(221,589)	$21
Total	$(221,589)	$21

The components of the (benefit) provision for income taxes are as follows:

	June 30,
(in thousands)	2023	2022
Federal	$-	$-
State	374	80
	374	80

Deferred tax expense (benefit)
Federal	(25,290)	496
State	(6,444)	147
	(31,734)	643
Total (benefit) provision for income taxes	$(31,360)	$723

The Company's effective tax rate for the year ended June 30, 2023, differs from the 21% U.S. federal statutory rate primarily due to stock based compensation, state taxes, goodwill impairment and changes in valuation allowance.

A reconciliation of income tax (benefit) expense to the federal rate of 21% is as follows:

	June 30,		June 30,
(in thousands)	2023	2022	2023	2022
Income taxes at statutory rate	$(46,512)	$5	21.0%	21.0%
State taxes	(10,510)	266	4.7%	75.5%
Goodwill impairment	10,559	-	-4.8%	0.0%
Valuation allowance	15,395	-	-6.9%	0.0%
Stock-based compensation	940	179	-0.4%	121.1%
Other, net	(1,232)	273	0.6%	59.1%
Total (benefit) provision for income taxes	$(31,360)	$723	14.2%	276.7%

Deferred tax assets and liabilities are summarized as follows:

	June 30,
(in thousands)	2023	2022
Deferred tax assets:
Accruals	$1,159	$946
Captive	504	559
Operating loss carryforwards	18,000	13,708
Lease liability	9,195	-
Inventories	657	1,673
Investments	-	-
Intangibles	9,928	-
Interest	5,401	1,933
Stock compensation	1,579	1,081
Research and development tax credit carry forwards, net of uncertain tax position	3,793	3,793
Other	2,414	747
Deferred tax assets	52,630	24,440

Deferred tax liabilities:
Property, plant and equipment	(24,624)	(30,045)
Prepaid expenses	(872)	(728)
Intangible assets	-	(17,186)
Right of use	(9,169)	-
Investments	(2,038)	(2,830)
Inventories	-	(1,530)
Change in accounting method	(1,038)	(1,446)
Deferred tax liabilities	(37,741)	(53,765)
Valuation allowance	(15,395)	-
Deferred tax liability, net	$(506)	$(29,325)

The valuation allowance increased by $15.4 million for the tax year ended June 30, 2023.

As of June 30, 2023, the Company has a federal R&D tax credit carryforward of $3.5 million, which will begin to expire in July 2043. In addition, the Company has a California R&D tax credit carryforward of $2.4 million, which does not expire.

As of June 30, 2023, the Company had Federal net operating losses of $63.4 million which do not expire but are limited to 80% of taxable income. In addition, the Company has California net operating losses of $64.8 million which will begin to expire in the tax year of 2040 and an immaterial amount for the other states which will begin to expire in 2033.

The Company is subject to taxation in the United States and various states and local jurisdictions. As of June 30, 2023, the Company is no longer subject to U.S. federal examinations for years before fiscal 2018. As of June 30, 2023, the Company is no longer subject to U.S. state tax examinations for years before fiscal 2017.

A reconciliation of the beginning and ending balances of unrecognized tax benefit is as follows:

	June 30,
(in thousands)	2023	2022
Balance, beginning of period	$1,978	$1,835
Tax position taken in prior period:
Gross increases	46	143
Gross decreases	-	-
Tax position taken in current period:
Gross increases	-	-
Gross decreases	-	-
Lapse of statute of limitations	-	-
Settlements	-	-
Balance, end of period	$2,024	$1,978

As of June 30, 2023, the Company had $2 million in unrecognized income tax benefits and there were immaterial increases to the Company’s unrecognized tax benefits during the year. The Company does not anticipate any material decreases to unrecognized tax benefit during the next 12 months. The Company’s policy is to classify interest and penalties associated with unrecognized tax benefits as income tax expense. The Company had no accrued interest or penalty associated with uncertain tax benefit.

17. Employee Benefit Plan

A 401(k) plan is provided that covers substantially all employees meeting certain age and service requirements. We make discretionary contributions to the 401(k) plan.

We recorded matching contributions of $1.5 million and $1.4 million, respectively for the years ended June 30, 2023 and 2022.

18. Segments

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker (“CODM”), or decision-making group, in deciding how to allocate resources and in assessing performance. Segment results are presented in the same manner as we present our operations internally to make operating decisions and assess performance. Financial performance is reported in three segments: Wholesale, Direct-to-Consumer, and Business-to-Business.

Wholesale —We sell our wine, spirits and cider to wholesale distributors under purchase orders. Wholesale operations generate revenue from product sold to distributors, who then sell them off to off-premise retail locations such as grocery stores, wine clubs, specialty and multi-national retail chains, as well as on-premise locations such as restaurants and bars.

We pay depletion and marketing allowances to certain distributors, based on sales to their customers, or the allowance is netted directly against the purchase price. When recording a sale to the distributor, a depletion and marketing allowance liability is recorded to accrued liabilities and sales are reported net of those expenses. Depletion and marketing allowance payments are made when completed incentive program payment requests are received from the customers or are net of initial pricing. Depletion and marketing allowance payments reduce the accrued liability. For the years ended June 30, 2023 and 2022 we recorded $0.9 million and $1.9 million respectively, as a reduction in sales on the consolidated statements of operations and comprehensive income (loss) related to depletions. As of June 30, 2023 and 2022, we recorded a depletion allowance and marketing liability in the amount of $0.6 million and $0.3 million, respectively, which is included as a component of other accrued expenses in accrued liabilities and other payables on the consolidated balance sheets. Estimates are based on historical and projected experience for each type of program or customer.

Direct-to-Consumer —We sell our wine and other merchandise directly to consumers through wine club memberships, at wineries’ tasting rooms, at wine tasting events, and through eCommerce. Winery estates hold various public and private events for customers and our wine club members. Upfront consideration received from the sale of tickets or under private event contracts for future events is recorded as deferred revenue. The Company recognizes event revenue on the date the event is held.

Business-to-Business—Our Business-to-Business sales channel generates revenue primarily from the sale of private label wines and spirits, and custom services, such as fermentation, barrel aging, winemaking, procurement of dry goods, bottling and cased goods storage. Annually, we work with our national retail partners to develop private label wines incremental to their wholesale channel businesses. These services are made under contracts with customers, which includes specific protocols, pricing, and payment terms. The customer retains title and control of the product during the process.

Other — Other is included in the tables below for purposes of reconciliation of revenues and profit but is not considered a reportable segment. In 2022, included revenue from grape and bulk wine sales and storage services. In 2023 and going forward, these immaterial revenues are recorded in the B2B segment. We record corporate level expenses, non-direct selling expenses and other expenses not specifically allocated to the results of operations in Other.

We have determined that operating income is the profit or loss measure that the CODM uses to make resource allocation decisions and evaluate segment performance. Operating income assists management in comparing the segment performance on a consistent basis for purposes of business decision-making by removing the impact of certain items that management believes do not directly reflect the core operations and, therefore, are not included in measuring segment performance. We define operating profit as gross margin less operating expenses that are directly attributable to the segment. Selling expenses that can be directly attributable to the segment are allocated accordingly, as well as other factors including the re-measurements of contingent consideration and impairment of intangible assets and goodwill. However, centralized selling expenses and general and administrative expenses are not allocated to a segment as management does not believe such items directly reflect the core operations and therefore are not included in measuring segment performance. Excluding the property, plant, and equipment specific to assets located at our tasting facilities, and the customer relationships and intangible assets specific to the Sommelier acquisition, given the nature of our business, revenue-generating assets are utilized across segments, therefore, discrete financial information related to segment assets and other balance sheet data is not available and the information continues to be aggregated.

Following is financial information related to operating segments:

	Year Ended June 30, 2023
(in thousands)	Wholesale	Direct-to-Consumer	Business-to-Business	Other	Total
Segment Results
Net revenue	$86,718	$83,369	$113,183	$(42)	$283,228
Income (loss) from operations	$(130,475)	$(18,286)	$12,284	$(72,340)	$(208,817)

	Year Ended June 30, 2022
(in thousands)	Wholesale	Direct-to-Consumer	Business-to-Business	Other	Total
Segment Results
Net revenue	$83,913	$92,201	$113,835	$2,886	$292,835
Income (loss) from operations	$3,031	$15,995	$17,751	$(44,688)	$(7,911)

There was no inter-segment activity for any of the years presented.

Depreciation expense recognized by operating segment is summarized below:

(in thousands)	Wholesale	Direct-to-Consumer	Business-to-Business	Other	Total
For the years ended:
2023	$27	$1,111	$990	$1,898	$4,026
2022	$130	$1,121	$1,328	$793	$3,372

Amortization expense recognized by operating segment is summarized below:

(in thousands)	Wholesale	Direct-to-Consumer	Business-to-Business	Other	Total
For the years ended:
2023	$2,514	$3,193	$1,537	$13	$7,257
2022	$1,657	$3,579	$712	$-	$5,948

All of our long-lived assets are located within the United States.

19. Net Loss Per Share

The following table presents the calculation of basic and diluted loss per share:

	June 30,
(in thousands, except for per share amounts)	2023	2022
Net loss	$(190,229)	$(702)
Less: loss allocable to noncontrolling interest	(1,262)	(277)
Net loss allocable to common shareholders	$(188,967)	$(425)

Numerator – Basic EPS
Net loss allocable to common shareholders	$(188,967)	$(425)
Net loss allocated to common shareholders	$(188,967)	$(425)

Numerator – Diluted EPS
Net loss allocated to common shareholders	$(188,967)	$(425)
Net loss allocated to common shareholders	$(188,967)	$(425)

Denominator – Basic Common Shares
Weighted average common shares outstanding - Basic	59,096,045	60,673,789
Denominator – Diluted Common Shares
Weighted average common shares - Diluted	59,096,045	60,673,789

Net loss per share – basic:
Common Shares	$(3.20)	$(0.01)
Net loss per share – diluted:
Common Shares	$(3.20)	$(0.01)

The following securities have been excluded from the calculations of diluted earnings (loss) per share allocable to common shareholders because including them would have been antidilutive are, as follows:

	June 30,
	2023	2022
Shares subject to warrants to purchase common stock	25,646,253	25,818,247
Shares subject to options to purchase common stock	2,869,837	3,503,527
Shares subject to restricted stock units	1,162,439	1,902,068
Total	29,678,529	31,223,842

20. Subsequent Events

Debt Amendment

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

Nasdaq Deficiency Notice

On September 13, 2023, the Company received a letter from the Listing Qualifications Staff of The Nasdaq Stock Market LLC (“Nasdaq”) indicating that, based upon the closing bid price of the Company’s common stock for the last 30 consecutive business days, the Company no longer meets Nasdaq Listing Rule 5450(a)(1), which requires listed companies to maintain a minimum bid price of at least $1 per share.

Nasdaq Listing Rule 5810(c)(3)(A) provides a compliance period of 180 calendar days, or until March 11, 2024, in which to regain compliance with the minimum bid price requirement. If the Company evidences a closing bid price of at least $1 per share for a minimum of 10 consecutive business days during the 180-day compliance period, the Company will automatically regain compliance. In the event the Company does not regain compliance with the $1 bid price requirement by March 11, 2024, the Company may be eligible for consideration of a second 180-day compliance period. To qualify for this additional compliance period, the Company would be required to transfer the listing of the common stock to the Nasdaq Capital Market. To qualify, the Company must meet the continued listing requirement for the applicable market value of publicly held shares requirement and all other applicable initial listing standards for the Nasdaq Capital Market, with the exception of the minimum bid price requirement. In addition, the Company would also be required to notify Nasdaq of its intent to cure the minimum bid price deficiency.

If the Company fails to regain compliance with the Nasdaq continued listing standards, Nasdaq will provide notice that the Company’s common stock will be subject to delisting. The Company would then be entitled to appeal that determination to a Nasdaq hearings panel.

The notification has no immediate effect on the listing of the Company’s common stock on Nasdaq. The Company intends to monitor the closing bid price of its common stock and consider its available options in the event the closing bid price of its common stock remains below $1 per share.

Restructuring

On July 20, 2023, the Company's executive officers, authorized by the Board of Directors (the "Board") to take such action, approved an organizational restructuring plan (the "Plan") to expand margin through simplification and improved execution, measurably reduce costs, improve cash management, monetize assets, reduce debt and grow revenue of its key brands. As part of the Plan, there was a reduction in force affecting approximately 25 roles, or 4% of the workforce, which is expected to increase the Company's annualized cost savings to approximately $6 million, including the impact of the actions taken in March 2023, which was a reduction in force of approximately 20 roles. Cash expenditures for the reduction in force are estimated to be $6 million to $7 million, substantially all of which are related to employee severance and benefits costs. The majority of the expense is expected to be accrued in the first quarter of 2024.

Executive Leadership Changes

On July 20, 2023, the Company announced that the Board appointed Seth Kaufman, age 49, as the Company’s President and Chief Executive Officer, effective on or prior to October 30, 2023. In connection with such appointment, the Company entered into an Employment Agreement with Mr. Kaufman, pursuant to which the Company will pay an annualized base salary of $900 thousand, a target bonus of 80% of base salary, which is guaranteed for fiscal 2024, and a signing bonus of $326 thousand payable in two equal lump sums on the 6-month and 12-month anniversary dates of his employment, respectively. Additionally, the Company awarded Mr. Kaufman a one-time grant of 4 million stock options, pursuant to the Company's 2021 Omnibus Incentive Plan (the "2021 Plan"), with each one-fourth of the granted options vesting over four years and being exercisable at $1.50, $3.00, $4.50, and $6.00 per share respectively; 1 million time-vesting restricted stock units pursuant to the 2021 Plan, which vest over four years; and 2 million performance-vesting restricted stock units (the "PSUs") pursuant to the 2021 Plan, which vest over four years, provided that for each one-third of the granted PSUs, the Volume Weighted Average Price per share of the Company's common stock over a 30 day consecutive trading day period preceding an applicable vesting date is at least $2.00, $4.00, and $6.00 per share, respectively.

On July 19, 2023, the Company and Terry Wheatley, President of VWE, entered into a Separation Agreement and Release of all Claims (the "Separation Agreement") whereby Ms. Wheatley voluntarily elected to resign from the Company. Pursuant to the terms of the Separation Agreement, the employment agreement between the Company and Ms. Wheatley effective June 7, 2021 (the "Prior Employment Agreement") was terminated and upon such termination the Company agreed to provide Ms. Wheatley her accrued but unpaid Base Salary and PTO (as defined in the Prior Employment Agreement) through July 19, 2023, and any vested amounts or benefits that she is entitled to receive under any plan, program, or policy, as described in Section 5.1 of the Prior Employment Agreement. Pursuant to the terms of the Separation Agreement, the Company agreed to pay Ms. Wheatley an amount equal to three years of her annual base salary, to be paid in monthly installments over twenty-four consecutive months, a one-time payment of $125 thousand and reimbursement for the cost of health insurance continuation coverage through December 31, 2023, if continuation coverage is elected by Ms. Wheatley. In addition, the Company agreed to use good faith reasonable efforts to enter into an asset purchase agreement for the sale to Ms. Wheatley of the Company’s intellectual property rights related to its "Purple Cowboy," "Wine Sisterhood" and "Gem & Jane" trademarks for a nominal price.

The Company and Ms. Wheatley entered into an asset purchase agreement (the "Wheatley APA") effective as of September 17, 2023, whereby the Company sold Ms. Wheatley all of its intellectual property rights related to its "Purple Cowboy," "Wine Sisterhood" and "Gem+Jane" trademarks for a nominal sum. Pursuant to the Wheatley APA, the Company holds a worldwide, non-exclusive license to use the Purple Cowboy intellectual property ("IP") until June 30, 2024 for the purpose of liquidating its existing Purple Cowboy inventory. Pursuant to the Wheatley APA, Ms. Wheatley is required to purchase, by December 31, 2024, all Purple Cowboy inventory held by the Company that was not sold by June 30, 2024, at cost plus shipping charges. From September 17, 2023 to June 30, 2024, the Company has agreed to make sponsorship payments to “Tough Enough to Wear Pink” of all gross profits received from sales of inventory associated with the Purple Cowboy IP. The sponsorship payments are to be made at a rate of $20,000 per month with any adjustment needed to account for remaining gross profits not previously covered by the sponsorship payments to be made in the final payment in July 2024. In the event the sponsorship payments exceed the gross profits received by the Company from sales of Purple Cowboy inventory, Ms. Wheatley is required to refund such excess amount to the Company by July 30, 2024. Pursuant to the Wheatley APA, the Company holds a worldwide, partially non-exclusive and partially exclusive license to use the Wine Sisterhood IP for the purpose of liquidating, and until it has liquidated, its existing inventory associated with the Wine Sisterhood IP. Ms. Wheatley has also agreed to pay the Company a royalty of $1.00 per 9-liter case of “Gem+Jane” branded products sold for a period of three years from September 17, 2023.

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

Changes in Internal Control Over Financial Reporting

Other than changes intended to remediate the material weaknesses noted above, there have been no changes in our internal control over financial reporting during our most recent quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Not applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

Part III.

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated by reference to the sections titled "Proposal 1 - Election of Directors", "Corporate Governance", and "Executive Officers" and "Delinquent Section 16(a) Reports" in the definitive proxy statement (the “Proxy Statement”) to be filed with the SEC in connection with the solicitation of proxies for the Company’s next annual meeting of stockholders.

Item 11. Executive Compensation

The information required by this Item is incorporated by reference to the sections titled "Executive Compensation," and "Director Compensation" in the Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference to the sections titled "Equity Compensation Plan Information" and "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required by this Item is incorporated by reference to the sections titled "Certain Relationships and Related Party Transactions" and "Corporate Governance - Director Independence" in the Proxy Statement.

Item 14. Principal Accountant Fees and Services

The information required by this Item is incorporated by reference to the section titled "Proposal 3 - Ratification of Appointment of Independent Registered Public Accounting Firm" in the Proxy Statement.

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

4.4	Description of Securities (incorporated by reference to Exhibit 4.4 to the Company’s Annual Report on Form 10-K filed with the SEC on September 13, 2022).

10.1

Investor Rights Agreement, among Vintage Wine Estates, Inc., a Nevada corporation, Bespoke Sponsor Capital LP, Patrick A. Roney in his capacity as the Roney Representative and the parties listed on the signature pages thereto (incorporated by reference to Exhibit 10.3 to the Company's Form 8-K filed with the SEC on June 11, 2021).

10.2

Employment Agreement between Vintage Wine Estates, Inc., a Nevada Corporation, and Kristina Johnston, effective as of March 7, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on March 4, 2022).◆

10.3

Letter Agreement, dated February 7, 2023, between Vintage Wine Estates, Inc. and Patrick Roney (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on February 8, 2023).◆ +

10.4

Consulting Agreement, dated February 7, 2023, among Vintage Wine Estates, Inc., bw166 LLC and Jon Moramarco (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the SEC on February 8, 2023).◆

10.5

Employment Agreement between Vintage Wine Estates, Inc., a Nevada Corporation, and Seth Kaufman (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on July 20, 2023).◆

10.6

Second Amended and Restated Loan and Security Agreement, dated as of December 13, 2022, by and among Vintage Wine Estates, Inc., certain subsidiaries of Vintage Wine Estates, Inc. party thereto from time to time, certain financial institutions party thereto from time to time, and Bank of the West, as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed with the SEC on December 19, 2022).†

10.7

Amendment Number One, dated as of February 13, 2023, to Second Amended and Restated Loan and Security Agreement dated as of December 13, 2022, by and among Vintage Wine Estates, Inc., certain subsidiaries of Vintage Wine Estates, Inc. party thereto from time to time, certain financial institutions party thereto from time to time, and Bank of the West, as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the SEC on February 16, 2023).

10.8

Amendment Number Two, dated as of March 31, 2023, to Second Amended and Restated Loan and Security Agreement dated as of December 13, 2022, by and among Vintage Wine Estates, Inc., certain subsidiaries of Vintage Wine Estates, Inc. party thereto from time to time, certain financial institutions party thereto from time to time, and Bank of the West, as Administrative Agent (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q filed with the SEC on May 10, 2023 for the quarterly period ending March 31, 2023).

10.9

Amendment Number Three, dated as of May 9, 2023, to Second Amended and Restated Loan and Security Agreement dated as of December 13, 2022, by and among Vintage Wine Estates, Inc., certain subsidiaries of Vintage Wine Estates, Inc. party thereto from time to time, certain financial institutions party thereto from time to time, and Bank of the West, as Administrative Agent (incorporated by reference to Exhibit 10.5 to the Company’s Form 10-Q filed with the SEC on May 10, 2023 for the quarterly period ending March 31, 2023).

10.10

Amendment Number Four, dated as of October 12, 2023, to Second Amended and Restated Loan and Security Agreement dated as of December 13, 2022, by and among Vintage Wine Estates, Inc., certain subsidiaries of Vintage Wine Estates, Inc. party thereto from time to time, certain financial institutions party thereto from time to time, and Bank of the West, as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on October 13, 2023).

10.11

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

10.12	2021 Omnibus Incentive Plan of Vintage Wine Estates, Inc., as amended (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed with the SEC on February 8, 2022). ◆

10.13	Form of Stock Option Award Agreement (2021 Omnibus Incentive Plan).*◆

10.14	Form of Restricted Stock Unit Award Agreement (2021 Omnibus Incentive Plan - Time Vesting).*◆

10.15	Form of Restricted Stock Unit Award Agreement (2021 Omnibus Incentive Plan - Performance Vesting).*◆

10.16	Form of Stock Option Award Agreement (2021 Omnibus Incentive Plan) (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed with the SEC on July 20, 2023).◆

10.17	Form of Restricted Stock Unit Award Agreement (2021 Omnibus Incentive Plan – Time Vesting) (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed with the SEC on July 20, 2023).◆

10.18

Form of Restricted Stock Unit Award Agreement (2021 Omnibus Incentive Plan – Performance Vesting) (incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K filed with the SEC on July 20, 2023).◆

10.19

Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.17 to the Company's Registration Statement on Form S-4/A (Registration No. 333-254260), filed with the SEC on May 3, 2021).◆

10.20

Operating Agreement of Sabotage, LLC, dated as of June 6, 2017, by and between Vintage Wine Estates, Inc., a California corporation, Sabotage, LLC and Sean Roney (incorporated by reference to Exhibit 10.23 to the Company's Registration Statement on Form S-4/A (Registration No. 333-254260), filed with the SEC on May 3, 2021).

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

10.22

Subscription Agreement, dated April 22, 2021, by and between Bespoke Capital Acquisition Corp. and Wasatch Funds Trust for Wasatch Ultra Growth Fund (incorporated by reference to Exhibit 10.36 to the Company's Registration Statement on Form S-4/A (Registration No. 333-254260), filed with the SEC on May 3, 2021).

10.23

Subscription Agreement, dated April 22, 2021, by and between Bespoke Capital Acquisition Corp. and Wasatch Funds Trust for Wasatch Small Cap Growth Fund (incorporated by reference to Exhibit 10.37 to the Company's Registration Statement on Form S-4/A (Registration No. 333-254260), filed with the SEC on May 3, 2021).

10.24

Joinder Agreement dated as of June 7, 2021 among Vintage Wine Estates, Inc., a California corporation, Vintage Wine Estates, Inc., a Nevada corporation, Bank of the West, as agent, and certain other parties (incorporated by reference to Exhibit 10.37(b) to the Company’s Form 8-K filed with the SEC on June 11, 2021).

10.25

Continuing Guaranty dated as of June 7, 2021, executed by Vintage Wine Estates, Inc., a Nevada corporation, in favor of Bank of the West, as agent (incorporated by reference to Exhibit 10.37(c) to the Company’s Form 8-K filed with the SEC on June 11, 2021).

10.26

Separation Agreement and Release of all Claims dated July 19, 2023, between Vintage Wine Estates, Inc. and Terry Wheatley (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the SEC on July 20, 2023).◆ †

21.1	Subsidiaries of the Registrant

23.1	Consent of Cherry Bekaert LLP*

31.1	Certification of Interim Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934*

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934*

32.1	Certification of Interim Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

_____________

*	Filed herewith.
**	Furnished herewith.
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

Signature	Title	Date

/s/ Jon Moramarco	Interim Chief Executive Officer and Director (Principal Executive Officer)	October 13, 2023
Jon Moramarco

/s/ Kristina Johnston	Chief Financial Officer (Principal Financial and Accounting Officer)	October 13, 2023
Kristina Johnston

/s/ Pat Roney	Director	October 13, 2023
Pat Roney

/s/ Paul Walsh	Director	October 13, 2023
Paul Walsh

/s/ Robert Berner	Director	October 13, 2023
Robert Berner

/s/ Mark Harms	Director	October 13, 2023
Mark Harms

/s/ Candice Koederitz	Director	October 13, 2023
Candice Koederitz

/s/ Timothy Proctor	Director	October 13, 2023
Timothy Proctor

/s/ Lisa Schnorr	Director	October 13, 2023
Lisa Schnorr

/s/ Jonathan Sebastiani	Director	October 13, 2023
Jonathan Sebastiani