Form 10-Q
period 2023-09-30
Vintage Wine Estates, Inc.
filed 2023-11-14
CIK 1834045

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 7, 2023, 59,626,423 shares of the registrant’s common stock were outstanding.

Part I—Financial Information

Item 1. Financial Statements

VINTAGE WINE ESTATES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	September 30, 2023	June 30, 2023
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$18,624	$18,233
Accounts receivable, net	33,448	24,561
Other receivables	566	507
Inventories	199,402	201,363
Assets held for sale, net	-	511
Current interest rate swap asset	4,715	4,669
Prepaid expenses	8,688	14,895
Total current assets	265,443	264,739
Property, plant, and equipment, net	215,242	215,967
Operating lease right-of-use assets	30,082	32,945
Finance lease right-of-use-assets	606	630
Intangible assets, net	37,476	38,994
Interest rate swap asset	4,167	4,317
Other assets	3,229	3,562
Total assets	$556,245	$561,154
Liabilities, redeemable noncontrolling interest, and stockholders' equity
Current liabilities:
Line of credit	$121,919	$115,444
Accounts payable	20,084	20,413
Accrued liabilities and other payables	17,124	19,668
Accrued employee compensation	10,495	6,618
Current operating lease liabilities	6,210	6,243
Current finance lease liabilities	297	304
Current maturities of long-term debt	17,605	14,449
Total current liabilities	193,734	183,139
Other long-term liabilities	7,321	4,196
Long-term debt, less current maturities	170,013	173,409
Long-term operating lease liabilities	25,104	26,792
Long-term finance lease liabilities	317	334
Deferred tax liability	701	506
Total liabilities	397,190	388,376
Commitments and contingencies (Note 7)
Redeemable noncontrolling interest	255	262
Stockholders' equity:
Preferred stock, no par value, 2,000,000 shares authorized, and none issued and outstanding at September 30, 2023 and June 30, 2023.	-	-
Common stock, no par value, 200,000,000 shares authorized, 62,437,684 issued and 59,565,790 outstanding at September 30, 2023 and 62,234,028 issued and 59,362,134 outstanding at June 30, 2023.	-	-
Additional paid-in capital	383,064	381,689
Treasury stock, at cost: 2,871,894 shares held at September 30, 2023 and June 30, 2023, respectively.	(26,034)	(26,034)
Accumulated deficit	(197,366)	(182,308)
Total Vintage Wine Estates, Inc. stockholders' equity	159,664	173,347
Noncontrolling interests	(864)	(831)
Total stockholders' equity	158,800	172,516
Total liabilities, redeemable noncontrolling interest, and stockholders' equity	$556,245	$561,154

See notes to unaudited condensed consolidated financial statements.

VINTAGE WINE ESTATES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended September 30,
	2023	2022
Net revenue
Wine, spirits and cider	$52,663	$52,270
Nonwine	20,611	25,810
Total revenue	73,274	78,080
Cost of revenue
Wine, spirits and cider	34,935	33,021
Nonwine	13,639	15,529
Total cost of revenue	48,574	48,550
Gross profit	24,700	29,530
Selling, general, and administrative expenses	28,749	31,449
Amortization expense	1,636	1,811
Loss on remeasurement of contingent liability	971	185
Restructuring expenses	4,002	-
Gain on insurance and litigation proceeds	-	(530)
Gain on sale of assets	(797)	-
Loss from operations	(9,861)	(3,385)
Other income (expense)
Interest expense	(4,925)	(3,381)
Net (loss) gain on interest rate swap agreements	(95)	9,327
Other, net	27	271
Total other (expense) income, net	(4,993)	6,217
(Loss) income before provision for income taxes	(14,854)	2,832
Income tax provision	244	1,474
Net (loss) income	(15,098)	1,358
Net loss attributable to the noncontrolling interests	(40)	(174)
Net (loss) income attributable to common stockholders	$(15,058)	$1,532

Net earnings per share allocable to common stockholders
Basic	$(0.25)	$0.03
Diluted	$(0.25)	$0.03
Weighted average shares used in the calculation of earnings per share allocable to common stockholders
Basic	59,413,048	58,819,160
Diluted	59,413,048	59,137,036

See notes to unaudited condensed consolidated financial statements.

VINTAGE WINE ESTATES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(in thousands, except share amounts)

	Redeemable Non-Controlling Interest Amount	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Non-Controlling Interests	Total Stockholders' Equity
		Shares	Amount	Shares	Amount
Balance, June 30, 2023	$262	62,234,028	$-	2,871,894	$(26,034)	$381,689	$(182,308)	$(831)	$172,516
Stock-based compensation expense	-	-	-	-	-	1,269	-	-	1,269
Restricted stock units vested	-	233,311	-	-	-	129	-	-	129
Taxes paid related to net share settlement of equity awards	-	(29,655)	-	-	-	(23)	-	-	(23)
Net loss	(7)	-	-	-	-	-	(15,058)	(33)	(15,091)
Balance, September 30, 2023	$255	62,437,684	$-	2,871,894	$(26,034)	$383,064	$(197,366)	$(864)	$158,800

	Redeemable Non-Controlling Interest Amount	Common Stock		Treasury Stock		Additional Paid-In Capital	(Accumulated Deficit) Retained Earnings	Non-Controlling Interests	Total Stockholders' Equity
		Shares	Amount	Shares	Amount
Balance, June 30, 2022	$1,494	61,691,054	$-	2,871,894	$(26,034)	$376,099	$(1,092)	$(735)	$348,238
Adoption of ASC 842	-	-	-	-	-	-	7,752	-	7,752
Stock-based compensation expense	-	-	-	-	-	3,440	-	-	3,440
Repurchase of public warrants	-	-	-	-	-	(172)	-	-	(172)
Shareholder distribution	(66)	-	-	-	-	-	-	-	-
Net income (loss)	(146)	-	-	-	-	-	1,532	(28)	1,504
Balance, September 30, 2022	$1,282	61,691,054	$-	2,871,894	$(26,034)	$379,367	$8,192	$(763)	$360,762

See notes to unaudited condensed consolidated financial statements.

VINTAGE WINE ESTATES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three months ended September 30,
	2023	2022
Cash flows from operating activities
Net (loss) income	$(15,098)	$1,358
Adjustments to reconcile net (loss) income to net cash from operating activities:
Depreciation expense	4,131	3,996
Non-cash operating lease expense	1,387	37
Amortization expense	1,714	1,880
Amortization of deferred loan fees and line of credit fees	236	98
Stock-based compensation expense	1,269	3,440
Provision for credit losses	(17)	(8)
Provision for inventory reserves	110	-
Remeasurement of contingent consideration liabilities	971	185
Net loss (gain) on interest rate swap agreements	95	(9,327)
Provision for deferred income tax	195	2,296
Gain on sale of assets	(797)	-
Change in operating assets and liabilities:
Accounts receivable	(8,870)	(547)
Other receivables	(59)	(8)
Inventories	1,851	(6,953)
Prepaid expenses and other current assets	6,207	2,388
Other assets	68	(1,861)
Accounts payable	(1,452)	2,103
Accrued liabilities and other payables	3,853	3,702
Net change in lease assets and liabilities	(245)	(791)
Net cash (used in) provided by operating activities	(4,451)	1,988
Cash flows from investing activities
Proceeds from sale of assets	1,364	-
Purchases of property, plant and equipment	(3,462)	(3,454)
Net cash used in investing activities	(2,098)	(3,454)
Cash flows from financing activities
Principal payments on line of credit	(2,519)	(34,466)
Proceeds from line of credit	8,995	30,317
Change in outstanding checks in excess of cash	1,123	6,074
Principal payments on long-term debt	(328)	(3,753)
Principal payments on finance leases	(78)	(67)
Payments of minimum tax withholdings on stock-based payment awards	(23)	-
Distributions to noncontrolling interest	-	(66)
Repurchase of public warrants	-	(172)
Payments on acquisition earnout	(230)	(39)
Net cash provided by (used in) financing activities	6,940	(2,172)
Net change in cash, cash equivalents and restricted cash	391	(3,638)
Cash, cash equivalents and restricted cash, beginning of year	18,233	49,558
Cash and cash equivalents, end of year	$18,624	$45,920
Supplemental cash flow information
Noncash investing and financing activities:
Increase in operating lease assets and liabilities upon adoption of ASC 842	$-	$36,776
Increase in finance lease assets and liabilities upon adoption of ASC 842	$-	$67
Operating lease assets obtained in exchange for operating lease liabilities	$5	$-
Finance lease assets obtained in exchange for finance lease obligations	$81	$-
Issuance of shares in lieu of payment to consultant	$129	$-

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

References to the "Company," "we," "our," "us," and similar pronouns in this Quarterly Report on Form 10-Q for the three months ended September 30, 2023 (this "Form 10-Q") refer to Vintage Wine Estates, Inc., a Nevada corporation, and its majority owned subsidiaries or controlled subsidiaries unless the context requires otherwise.

Our fiscal year ends on June 30. References to fiscal 2024 in these condensed consolidated financial statements are to the fiscal year ending June 30, 2024.

Our unaudited condensed consolidated financial statements have been prepared in accordance with the U.S. Securities and Exchange Commission ("SEC") instructions to Quarterly Reports on Form 10-Q and include the information and disclosures required by accounting principles generally accepted in the United States ("GAAP") for interim financial reporting.

In the opinion of management, all adjustments necessary for a fair presentation of the unaudited condensed consolidated financial statements have been included in this Form 10-Q. Except as disclosed elsewhere in this Form 10-Q, all such adjustments are of a normal and recurring nature. In addition, financial results presented for this fiscal 2024 interim period are not necessarily indicative of the results that may be expected for the full fiscal year ending June 30, 2024 or any other future interim or annual period. These condensed consolidated financial statements are unaudited and accordingly, should be read in conjunction with the audited consolidated financial statements and related notes contained in our Annual Report on Form 10-K for the fiscal year ended June 30, 2023, filed with the SEC on October 13, 2023. The June 30, 2023 condensed consolidated balance sheet was derived from the audited consolidated financial statements as of that date.

Restatement of Previously Issued Condensed Consolidated Financial Statements

The Company restated its unaudited quarterly financial data, on October 13, 2023, for the periods ended September 30, 2022, December 31, 2022 and March 31, 2023. All amounts in this quarterly report on Form 10-Q affected by the restatement, including but not limited to the three months ended September 30, 2022, reflect such restated amounts.

Significant Accounting Policies

A description of the Company’s significant accounting policies is included in the audited financial statements within its Annual Report on Form 10-K for the fiscal year ended June 30, 2023. There have been no material changes in the Company’s significant accounting policies during the three months ended September 30, 2023.

Use of Estimates

The preparation of financial statements in accordance with GAAP requires us to make estimates and assumptions that affect the reported amounts in the condensed consolidated financial statements and accompanying notes. These estimates form the basis for judgments we make about the carrying values of assets and liabilities that are not readily apparent from other sources. We base our estimates and judgments on historical experience and on various other assumptions that we believe are reasonable under the circumstances. These estimates are based on management’s knowledge about current events and expectations about actions we may undertake in the future. Significant estimates include, but are not limited to the net realizable value of inventory, estimated fair values of intangible assets in acquisitions, intangible assets for impairment, amortization methods and periods, contingent consideration, stock-based compensation, and accounting for income taxes, as applicable. Actual results could differ materially from those estimates.

Reclassifications

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations. Specifically, we reclassified $6.6 million of accrued employee compensation from accrued liabilities and other payables to accrued employee compensation as of June 30, 2023.

Allowance for Credit Losses

The provision for credit losses for the periods ended September 30, 2023 and June 30, 2023, was immaterial. We do not accrue interest on past-due amounts. Bad debt expense was immaterial for all reporting periods presented.

Disaggregation of Revenue

The following table summarizes revenue by geographic region:

	September 30,
(in thousands)	2023	2022
United States	$72,825	$76,373
International	449	1,707
Total net revenue	$73,274	$78,080

The following table provides a disaggregation of revenue based on the pattern of revenue recognition:

	September 30,
(in thousands)	2023	2022
Point in time	$61,497	$66,431
Over time	11,777	11,649
Total net revenue	$73,274	$78,080

Inventories

Inventory consists of the following:

(in thousands)	September 30, 2023	June 30, 2023
Bulk wine, spirits and cider	$78,873	$84,602
Bottled wine, spirits and cider	105,870	100,075
Bottling and packaging supplies	13,455	15,690
Nonwine inventory	1,204	996
Total inventories	$199,402	$201,363

Inventories of bulk and bottled wines, spirits, and ciders and inventories of non-wine products and bottling and packaging supplies are valued at the lower of cost using the FIFO method or net realizable value. Costs associated with winemaking, and other costs associated with the manufacturing of products for resale, are recorded as inventory. Net realizable value is the value of an asset that can be realized upon the sale of the asset, less a reasonable estimate of the costs associated with either the eventual sale or the disposal of the asset in question. Inventories are classified as current assets in accordance with recognized industry practice, although most wines and spirits are aged for periods longer than one year. The inventory reserve for the three months ended September 30, 2023 and 2022 was immaterial.

Indefinite-Lived Intangible Assets

During the three months ended September 30, 2023 and 2022, the Company did not identify any impairment triggers.

Casualty Gains

In relation to various weather and wildfire events, the Company received insurance and litigation proceeds of zero and $0.5 million during the three months ended September 30, 2023 and 2022, respectively.

Segment Information

We operate in three reportable segments. Operating segments are defined as components of an enterprise about which separate financial information is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assessing performance. The Company’s chief operating decision maker (“CODM”), our Interim Chief Executive Officer for the three months ended September 30, 2023, allocates resources and assesses performance based upon discrete financial information at the segment level.

Earnings Per Share

Basic net income (loss) per share is calculated by dividing the net income (loss) allocable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. For purposes of the calculation of diluted net income (loss) per share, stock options, warrants to purchase common stock and restricted stock units are considered potentially dilutive securities but are excluded from the calculation of diluted net income (loss) per share when their effect is antidilutive. As a result, in certain periods, diluted net income (loss) per share is the same as the basic net income (loss) per share.

The Company does not pay dividends or have participating shares outstanding.

Emerging Growth Company Status

We are an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”). Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act, until such time as those standards apply to private companies. We have elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act

2. Restructuring

On July 20, 2023, the Company's executive officers, authorized by the Board of Directors (the "Board") to take such action, approved an organizational restructuring plan (the "Plan") intended to expand margin through simplification and improved execution, measurably reduce costs, improve cash management, monetize assets, reduce debt and grow revenue of its key brands. As part of the Plan, there was a reduction in force affecting approximately 25 roles, or 4% of the workforce. The total restructuring expense, shown on a separate line in the Company's condensed consolidated statements of operations and comprehensive income, for the three months ended September 30, 2023 was $4.0 million, substantially all of which was related to employee severance and related benefit costs. The amount is expected to be paid over the next 24 months.

The following table presents the changes in the Company's restructuring-related accrued employee compensation liabilities:

(in thousands)
Balance at June 30, 2023	$-
Restructuring expense	4,002
Cash payments	(393)
Balance at September 30, 2023	$3,609

3. Fair Value Measurements

The following tables present assets and liabilities measured at fair value on a recurring basis:

	September 30, 2023
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$9,943	$-	$-	$9,943
Interest rate swaps (1)	-	8,882	-	8,882
Total	$9,943	$8,882	$-	$18,825

Liabilities:
Contingent consideration liabilities (2)	$-	$-	$9,397	$9,397
Total	$-	$-	$9,397	$9,397

	June 30, 2023
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$9,874	$-	$-	$9,874
Interest rate swaps (1)	-	8,986	-	8,986
Total	$9,874	$8,986	$-	$18,860

Liabilities:
Contingent consideration liabilities (2)	$-	$-	$8,656	$8,656
Total	$-	$-	$8,656	$8,656

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

The following table provides a reconciliation of liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

(in thousands)	Contingent Consideration
Balance at June 30, 2023	8,656
Acquisitions	-
Payments	(230)
Change in fair value	971
Balance at September 30, 2023	9,397
Less: current portion	(2,427)
Long term portion	$6,970

The current and long-term portion of contingent consideration is included within the accrued liabilities and other payables and other long-term liabilities, respectively, in the condensed consolidated balance sheets.

Our non-financial assets, such as indefinite-lived intangible assets and long-lived assets are adjusted to fair value when an impairment charge is recognized. Such fair value measurements are based predominately on Level 3 inputs.

4. Long-Term and Other Short-Term Obligations

The following table summarizes long-term and other short-term obligations:

	September 30,	June 30,
(in thousands)	2023	2023
Note to a bank with one month interest at SOFR (5.33%) at September 30, 2023 plus 2.35%; payable in quarterly installments of $1,454 principal with applicable interest; matures in December 2027; secured by specific assets of the Company.	142,531	142,532

Capital expenditures borrowings payable at SOFR (5.33%) at September 30, 2023 plus 2.35%, payable in quarterly installments of $801 with draw expiring June 2027.	12,762	12,762

Equipment Term Loan payable at SOFR (5.33%) at September 30, 2023 plus 2.35%, payable in quarterly installments of $250 with draw expiring December 2026.	3,433	3,433

Note to a bank with interest fixed at 2.75%, payable in monthly installments of $61 principal with applicable interest; matures in March 2024.	362	541

Note to a bank with interest fixed at 7.50%, payable in monthly installments of $61 principal with applicable interest; matures in April 2026.	1,724	1,873

Delayed Draw Term Loan ("DDTL") with interest at SOFR (5.33%) at September 30, 2023 plus 2.35%, payable in quarterly installments of $818. Matures in December 2027.	28,183	28,183
Total debt	188,995	189,324
Less: current maturities	(17,605)	(14,449)
Less: unamortized deferred financing costs	(1,377)	(1,466)
Long-term debt, net	$170,013	$173,409

The effective interest rate under the revolving facility was 7.4% and 2.6% as of September 30, 2023 and 2022, respectively.

On October 12, 2023, the Company entered into a fourth amendment (the “Fourth Amendment”) to the Second Amended and Restated Loan and Security Agreement (the "A&R Loan and Security Agreement") by and among the Company, the Borrowers party thereto (the "Borrowers"), the Lenders party thereto (the "Lenders"), and Bank of the West as Agent (the "Agent"). The Fourth Amendment, among other things: (i) waives certain existing events of default relating to the Company’s failure to comply with the financial covenants and financial reporting requirements set forth in the credit agreement for prior fiscal periods; (ii) reduces the aggregate revolving commitment and the aggregate delayed draw term loan commitment to $200,000,000 and $38,100,000, respectively; (iii) replaces the maximum debt to capitalization financial covenant with a minimum adjusted EBITDA financial covenant of not less than (1) $4,000,000 for the fiscal quarter ending September 30, 2023, (2) $17,000,000 for the two fiscal quarter period ending December 31, 2023, (3) $27,000,000 for the three fiscal quarter period ending March 31, 2024, (4) $34,000,000 for the four fiscal quarter period ending June 30, 2024, and (5) $35,000,000 for each four fiscal quarter period ending thereafter; (iv) adds a minimum liquidity covenant of $25,000,000 (or, for fiscal quarters ending in December, $15,000,000), which applies only for the fiscal quarters ending September 30, 2023 through and including December 31, 2024 (the “Covenant Modification Period”); (v) suspends the minimum fixed charge coverage ratio covenant for the fiscal quarters ending September 30, 2023 through and including June 30, 2024 and provides for a step-down of the minimum fixed charge coverage ratio to 1.00:1.00 for the remainder of the Covenant Modification Period; (vi) adds an equity cure right for the Company in the event of future breaches of the financial covenants; (vii) reduces revolver availability by (1) $15,000,000 during the months of February through September of each year and (2) $10,000,000 during the months of October through January of each year; (viii) suspends the exercise of incremental facilities during the Covenant Modification Period; (ix) restricts all permitted acquisitions during the term of the credit facilities, unless previously approved by the required Lenders; (x) increases in the applicable margin for all credit facilities to 3.00% for the loans subject to SOFR interest rates (the "SOFR Loans") and 2.00% for the loans subject to the Adjusted Base Rate (the "ABR Loans"), which margins will step-up further if certain prepayments of the term loans are not made by certain dates prescribed in the Fourth Amendment; (xi) adds additional mandatory prepayments of (1) $10,000,000 by no later than March 31, 2024, (2) an additional $10,000,000 by no later than June 30, 2024 and (3) an additional $25,000,000 by no later than December 31, 2024; (xii) adds additional mandatory prepayments in the event that the Borrowers maintain a cash balance in excess of $20,000,000; (xiii) permits additional sales of certain real property with an aggregate appraised value of approximately $60,000,000, in addition to related personal property assets; and (xiv) adds certain additional reporting requirements to Agent and the Lenders.

As a result, as of October 12, 2023, the Company has received a waiver for certain events of default and is in compliance with its covenants contained in the Second A&R Loan and Security Agreement.

Maturities of Long-Term and Other Short-Term Borrowings

Maturities of long-term and other short-term borrowings for succeeding fiscal years are as follows:

Remaining 2024	$14,119
2025	13,956
2026	13,885
2027	12,672
2028	134,363
$188,995

5. Stockholders' Equity

Warrants

At September 30, 2023, there were 25,646,453 warrants outstanding to purchase shares of the Company's common stock at a price of $11.50 per whole share. The 25,646,453 warrants are made up of 18,000,000 Public Warrants (the "Public Warrants") and 7,646,453 Private Warrants (the "Private Warrants").

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

The Company will make earnout payments based on the product of the amount of adjusted EBITDA in calendar 2022, 2023 and 2024 over an EBITDA threshold, as defined in the merger agreement, and the earnout multiple of seven. No shares were issued through September 30, 2023.

Stock Options

Stock options granted under the 2021 Plan prior to May 17, 2023 have a ten-year term and are subject to certain market conditions, including that the stock options only become exercisable if the volume-weighted average price per share of our common stock meets a $12.50 threshold over a 30-day consecutive trading period following the grant date. The fair value of the stock options was estimated using a Monte Carlo simulation valuation model. These stock option awards vest, except as set forth in the award agreement, in four equal installments of 25%, with the first installment vesting 18 months after the grant date with respect to an additional 25% of the total stock-based award on each of the 2nd, 3rd and 4th anniversaries of the grant date, providing in each case the employee remains in continuous employment or service with the Company or an Affiliate. Stock options granted under the 2021 Plan subsequent to May 17, 2023 are generally not subject to market conditions and vest, except as set forth in the award agreement, in four equal installments of 25%, with the first installment vesting 12 months after the grant date with an additional 25% of the total stock-based award on each of the 2nd, 3rd and 4th anniversaries of the grant date, providing in each case the employee remains in continuous employment or service with the Company or an Affiliate. Compensation expense is recognized ratably over the requisite service period.

The following table presents a summary of stock option activity under the 2021 Plan:

	Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at June 30, 2023	2,869,837	$10.31	8.80	$-
Granted	359,214	1.26		-
Exercised	-	-		-
Forfeited or cancelled	(513,235)	10.50		-
Outstanding at September 30, 2023	2,715,816	$9.07	8.60	$-

Total unrecognized compensation expense related to the stock options was $3.3 million, which is expected to be recognized over a weighted-average period of 5.0 years. As of September 30, 2023, 932,813 options were exercisable pending attainment of a market condition.

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

The following table presents a summary of restricted stock units activity:

	Restricted Stock Units	Weighted-Average Grant Date Fair Value
Outstanding at June 30, 2023	1,162,439	$4.98
Granted	1,794,562	1.03
Vested	(233,311)	3.31
Forfeited or cancelled	(132,881)	6.51
Outstanding at September 30, 2023	2,590,809	$2.32

Total unrecognized compensation expense related to the restricted stock units was $3.0 million, which is expected to be recognized over a weighted-average period of 2.4 years.

During the three months ended September 30, 2023, the Company granted 151,052 fully-vested restricted stock units to a third party in consideration of consulting services rendered.

6. Income Taxes

For the three months ended September 30, 2023, the effective tax rate differs from the federal statutory rate of 21% primarily due to permanent items and valuation allowance. For the three months ended September 30, 2022, the effective tax rate differs from the federal statutory rate of 21% primarily due to permanent items related to non-deductible officer compensation.

7. Commitments, Contingent Liabilities and Litigation

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

The Company is involved in two disputes relating to an Asset Purchase Agreement (“APA”) and a related Non-Compete Agreement/Non-Solicitation Agreement (the “Non-Compete Agreement”) from a 2018 acquisition. Claimant has alleged that the Company did not make certain earnout payments allegedly due under the APA and has alleged that the Company misused alleged rights of publicity with respect to the brands in violation of the Non-Compete Agreement. On or about August 30, 2023, claimants served a demand for arbitration on the Company. The Company paid the claimant $0.4 million subsequent to September 30, 2023. At present, claimants collectively have not quantified the total amount of their alleged damages for all claims; however based on information provided by claimants, the Company would anticipate that any claim of damages would likely be at least approximately $3.0 million. The Company disputes both that any amounts in excess of the accrued earn-out liability of approximately $0.4 million for the dispute period are owed and that the Company misused the alleged rights of publicity. The Company intends to vigorously defend itself against the claims. At this time, in view of the complexity and ongoing nature of the matters, we are unable to reasonably estimate a possible loss or range of loss that the Company may incur to resolve these matters or defend against these claims.

The Company has received a complaint in California Superior Court alleging certain violations of California employment law and seeking class certification for certain current and former employees of the Company. The Company intends to defend the matter vigorously. The Company is unable to predict the outcome of this matter and is unable to estimate the range of loss, if any, that could result from an unfavorable outcome.

From time to time, the Company is subject to other legal proceedings, claims and litigation arising in the ordinary course of business. In addition, the Company may receive letters alleging infringement of patent or other intellectual property rights. The Company is not currently a party to any other material legal proceedings, nor is it aware of any pending or threatened litigation that, in the Company’s opinion, would have a material adverse effect on the business, operating results, cash flows or financial condition should such litigation be resolved unfavorably.

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

Other Commitments

Contracts exist with various growers and certain wineries to supply a significant portion of our future grape and wine requirements. Contract amounts are subject to change based upon actual vineyard yields, grape quality and changes in grape prices. Estimated future minimum grape and bulk wine purchase commitments are as follows:

(in thousands)
Year ending June 30,	Total
Remainder of 2024	$25,969
2025	9,935
2026	3,786
2027	347
2028	264
$40,301

Grape, bulk wine and cider purchases under contracts totaled $12.8 million and $15.8 million for the three months ended September 30, 2023 and 2022, respectively. The Company expects to fulfill all of these purchase commitments.

8. Related Party Transactions

On February 7, 2023, the Company and Patrick Roney, founder of VWE, entered into a letter agreement (the “Letter Agreement”) whereby Mr. Roney voluntarily elected to transition from Chief Executive Officer of the Company to Executive Chairman of the Board, effective February 7, 2023. Pursuant to the terms of the Letter Agreement, the Employment Agreement between the Company and Mr. Roney effective June 7, 2021 (the “Prior Employment Agreement”) was terminated and upon such termination the Company agreed to provide Mr. Roney his accrued but unpaid Base Salary and PTO (as defined in the Prior Employment Agreement) through February 7, 2023, and any vested amounts or benefits that he is entitled to receive under any plan, program, or policy, as described in Section 5.1 of the Prior Employment Agreement. Mr. Roney expressly waived any claim to the severance benefits described in Section 5.2(b) of the Prior Employment Agreement. On October 17 2023, the Company and Mr. Roney entered into an amendment to the Letter Agreement pursuant to which his annual base salary was decreased. Pursuant to the terms of the Letter Agreement, as amended, Mr. Roney will receive an annual base salary of $212,500 for his service as Executive Chairman and will be eligible to participate in the Company’s employee benefit plans and programs in accordance with their terms and eligibility requirements. In connection with his appointment as Executive Chairman, all outstanding stock options and unvested restricted stock units previously granted to Mr. Roney under the Company’s 2021 Plan ceased to vest and any unvested awards were forfeited.

The Company has a contract with Bin-to-bottle, a storage and bottling company owned by Patrick Roney, founder of VWE and Executive Chairman, for storage purposes. The Company incurred zero and $6.0 thousand in expenses for the three months ended September 30, 2023 and 2022, respectively.

Also on February 7, 2023, the Board appointed Jon Moramarco, a member of the Board, as the Company’s Interim Chief Executive Officer. In connection with such appointment, the Company entered into a consulting agreement (the “Consulting Agreement”) with bw166 LLC (“bw166”) and Mr. Moramarco, pursuant to which the Company will pay bw166 a monthly fee of $17,500 and will reimburse bw166 and Mr. Moramarco for reasonable business-related expenses in connection with the Interim Chief Executive Officer services provided thereunder. Additionally, the Company agreed to award Mr. Moramarco a one-time grant of 100,000 restricted stock units pursuant to the 2021 Plan, which will vest in full on the one-year anniversary of the grant date. Mr. Moramarco is the Managing Partner of bw166 and has a controlling interest therein. The Consulting Agreement was terminated effective October 31, 2023.

Immediate Family Member and Other Business Arrangements

We provide at will employment to several family members of officers or directors who provide various sales, marketing and administrative services to us. Payroll and other expenses to these related parties was $123 thousand and $125 thousand for the three months ended September 30, 2023 and 2022, respectively.

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

In connection with the Separation Agreement, the Company and Ms. Wheatley entered into an asset purchase agreement (the "Wheatley APA") effective as of September 17, 2023, whereby the Company sold Ms. Wheatley all of its intellectual property rights related to its "Purple Cowboy," "Wine Sisterhood" and "Gem+Jane" trademarks for a nominal sum. Pursuant to the Wheatley APA, the Company holds a worldwide, non-exclusive license to use the Purple Cowboy intellectual property ("IP") until June 30, 2024 for the purpose of liquidating its existing Purple Cowboy inventory. Pursuant to the Wheatley APA, Ms. Wheatley is required to purchase, by December 31, 2024, all Purple Cowboy inventory held by the Company that was not sold by June 30, 2024, at cost plus shipping charges. From September 17, 2023 to June 30, 2024, the Company has agreed to make sponsorship payments to “Tough Enough to Wear Pink”, an initiative to raise money for breast cancer awareness, of all gross profits received from sales of inventory associated with the Purple Cowboy IP. The sponsorship payments are to be made at a rate of $20,000 per month with any adjustment needed to account for remaining gross profits not previously covered by the sponsorship payments to be made in the final payment in July 2024. In the event the sponsorship payments exceed the gross profits received by the Company from sales of Purple Cowboy inventory, Ms. Wheatley is required to refund such excess amount to the Company by July 30, 2024. The Company donated money to Tough Enough to Wear Pink from the profits made by the sale of Purple Cowboy, that totaled $65 thousand and $75 thousand for the three months ended September 30, 2023 and 2022, respectively.

In addition, pursuant to the Wheatley APA, the Company holds a worldwide, partially non-exclusive and partially exclusive license to use the Wine Sisterhood IP for the purpose of liquidating, and until it has liquidated, its existing inventory associated with the Wine Sisterhood IP. Ms. Wheatley has also agreed to pay the Company a royalty of $1.00 per 9-liter case of “Gem+Jane” branded products sold for a period of three years from September 17, 2023.

We have a revenue sharing agreement with Sonoma Brands Partners II, LLC where a portion of B.R. Cohn and Clos Pegase sales during various events throughout the year are paid to Sonoma Brands Partners II, LLC. Sonoma Brands Partners II, LLC is managed by a member of the Company's board of directors. For the three months ended September 30, 2023 and 2022, payments made to Sonoma Brands Partners II, LLC were immaterial.

Financial Advisory Agreement

In April 2022, the Company entered into an arrangement with Global Leisure Partners LLC ("GLP") to act as a financial advisor to the Company in connection with its exploration of acquisitions, mergers, investments and other strategic matters. A director of the Company having the authority to establish policies and make decisions is an executive of GLP. Although members of the board of directors are typically independent from management, members of the board of directors would be considered management based on the definition of management in ASC 850, Related Party Disclosures. Payments to GLP totaled $50 thousand for each of the three months ended September 30, 2023 and 2022.

9. Segments

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

We report our segments as follows:

Direct-to-Consumer ("DTC") - We sell our wine and other merchandise directly to consumers through wine club memberships, at wineries’ tasting rooms, and through eCommerce. Winery estates hold various public and private events for customers and our wine club members.

Wholesale - We sell our wine, spirits and cider to wholesale distributors under purchase orders. Wholesale operations generate revenue from product sold to distributors, who then sell them to off-premise retail locations such as grocery stores, wine clubs, specialty and multi-national retail chains, as well as on-premise locations such as restaurants and bars.

Business-to-Business ("B2B") - Our Business-to-Business segment generates revenue primarily from custom winemaking services and the sale of private label wines and spirits. Annually, we work with our national retail partners to develop private label wines incremental to their wholesale channel businesses. These services are made under contracts with customers, which includes specific protocols, pricing, and payment terms. The customer retains title and control of the product during the process.

Other - Other is included in the tables below for purposes of reconciliation of revenues and profit but is not considered a reportable segment. We record corporate level expenses, non-direct selling expenses and other expenses not specifically allocated to the results of operations in Other.

The following tables present net revenue and income from operations directly attributable to the Company's segments:

	Three months ended September 30, 2023
(in thousands)	Direct-to-Consumer	Wholesale	Business-to-Business	Other	Total
Net revenue	$17,983	$19,144	$36,148	$(1)	$73,274
Restructuring expenses	$63	$2,289	$-	$1,650	$4,002
Income (loss) from operations	$2,214	$(1,293)	$4,898	$(15,680)	$(9,861)

	Three months ended September 30, 2022
(in thousands)	Direct-to-Consumer	Wholesale	Business-to-Business	Other	Total
Net revenue	$19,992	$23,987	$34,180	$(79)	$78,080
Income (loss) from operations	$1,969	$2,288	$10,533	$(18,175)	$(3,385)

There was no inter-segment activity for any of the given reporting periods presented.

Depreciation expense recognized by operating segment is summarized below:

(in thousands)	Direct-to-Consumer	Wholesale	Business-to-Business	Other	Total
For the three months ended September 30:
2023	$317	$8	$279	$525	$1,129
2022	$291	$40	$235	$448	$1,014

Amortization expense recognized by operating segment is summarized below:

(in thousands)	Direct-to-Consumer	Wholesale	Business-to-Business	Other	Total
For the three months ended September 30:
2023	$596	$660	$380	$-	$1,636
2022	$821	$616	$374	$-	$1,811

All of our long-lived assets are located within the United States.

10. Earnings Per Share

The following table reconciles the number of common shares used to compute basic and diluted earnings per share attributable to Vintage Wine Estates, Inc., shareholders:

	Three Months Ended September 30,
(in thousands, except for per share amounts)	2023	2022
Net (loss) income	$(15,098)	$1,358
Less: income (loss) allocable to noncontrolling interest	(40)	(174)
Net (loss) income allocable to common shareholders	$(15,058)	$1,532

Numerator – Basic EPS
Net (loss) income allocable to common shareholders	$(15,058)	$1,532
Net (loss) income allocated to common shareholders	$(15,058)	$1,532

Numerator – Diluted EPS
Net (loss) income allocated to common shareholders	$(15,058)	$1,532
Net (loss) income allocated to common shareholders	$(15,058)	$1,532

Denominator – Basic Common Shares
Weighted average common shares outstanding - Basic	59,413,048	58,819,160
Denominator – Diluted Common Shares
Effect of dilutive securities:
Stock options	-	-
Restricted Stock Units	-	317,876
Weighted average common shares - Diluted	59,413,048	59,137,036

Net (loss) income per share – basic:
Common Shares	$(0.25)	$0.03
Net (loss) income per share – diluted:
Common Shares	$(0.25)	$0.03

The following securities have been excluded from the calculations of diluted earnings per share attributable to common shareholders because including them would have been antidilutive:

	Three Months Ended September 30,
	2023	2022
Shares subject to warrants to purchase common stock	25,646,453	25,646,453
Shares subject to options to purchase common stock	2,715,816	3,675,641
Shares subject to restricted stock units	2,590,809	1,990,655
Total	30,953,078	31,312,749

11. Subsequent Events

Debt Amendment

On October 12, 2023, the Company entered into the Fourth Amendment by and among the Company, the Borrowers, the Lenders party thereto, and Agent. The Fourth Amendment, among other things: (i) waives certain existing events of default relating to the Company’s failure to comply with the financial covenants and financial reporting requirements set forth in the credit agreement for prior fiscal periods; (ii) reduces the aggregate revolving commitment and the aggregate delayed draw term loan commitment to $200,000,000 and $38,100,000, respectively; (iii) replaces the maximum debt to capitalization financial covenant with a minimum adjusted EBITDA financial covenant of not less than (1) $4,000,000 for the fiscal quarter ending September 30, 2023, (2) $17,000,000 for the two fiscal quarter period ending December 31, 2023, (3) $27,000,000 for the three fiscal quarter period ending March 31, 2024, (4) $34,000,000 for the four fiscal quarter period ending June 30, 2024, and (5) $35,000,000 for each four fiscal quarter period ending thereafter; (iv) adds a minimum liquidity covenant of $25,000,000 (or, for fiscal quarters ending in December, $15,000,000), which applies only for the fiscal quarters ending September 30, 2023 through and including December 31, 2024 (the “Covenant Modification Period”); (v) suspends the minimum fixed charge coverage ratio covenant for the fiscal quarters ending September 30, 2023 through and including June 30, 2024 and provides for a step-down of the minimum fixed charge coverage ratio to 1.00:1.00 for the remainder of the Covenant Modification Period; (vi) adds an equity cure right for the Company in the event of future breaches of the financial covenants; (vii) reduces revolver availability by (1) $15,000,000 during the months of February through September of each year and (2) $10,000,000 during the months of October through January of each year; (viii) suspends the exercise of incremental facilities during the Covenant Modification Period; (ix) restricts all permitted acquisitions during the term of the credit facilities, unless previously approved by the required Lenders; (x) increases in the applicable margin for all credit facilities to 3.00% for SOFR Loans and 2.00% for ABR Loans, which margins will step-up further if certain prepayments of the term loans are not made by certain dates prescribed in the Fourth Amendment; (xi) adds additional mandatory prepayments of (1) $10,000,000 by no later than March 31, 2024, (2) an additional $10,000,000 by no later than June 30, 2024 and (3) an additional $25,000,000 by no later than December 31, 2024; (xii) adds additional mandatory prepayments in the event that the Borrowers maintain a cash balance in excess of $20,000,000; (xiii) permits additional sales of certain real property with an aggregate appraised value of approximately $60,000,000, in addition to related personal property assets; and (xiv) adds certain additional reporting requirements to Agent and the Lenders.

Executive Leadership Changes

On October 30, 2023 Seth Kaufman began his service as the Company’s President and Chief Executive Officer, as previously appointed by the Board on July 20, 2023. In connection with Mr. Kaufman's appointment, Jon Moramarco ceased his service as the Interim Chief Executive Officer of the Company. Mr. Moramarco will remain on the Company’s Board of Directors. The Consulting Agreement with Mr. Moramarco and bw166 for his services as Interim Chief Executive Officer was terminated effective October 31, 2023.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion summarizes the significant factors affecting the consolidated operating results, financial condition, liquidity and cash flows of our Company as of and for the periods presented. The following discussion and analysis should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended June 30, 2023 (our "Annual Report") and the unaudited condensed consolidated financial statements and the accompanying notes thereto included herein. Unless the context otherwise requires, references in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to “we,” “us,” “our” and “the Company” are intended to mean the business and operations of Vintage Wine Estates, Inc., a Nevada corporation, and its consolidated subsidiaries.

The Company restated its unaudited quarterly financial data on October 13, 2023 for the periods ended September 30, 2022, December 31, 2022 and March 31, 2023. The following discussion gives effect to the restatement of our unaudited interim consolidated financial statements for the three months ended September 30, 2022.

Business Overview

Vintage Wine Estates, Inc., is a leading vintner in the United States ("U.S."), offering a collection of wines produced by award-winning, heritage wineries, popular lifestyle wines, innovative new wine brands, packaging concepts, as well as craft spirits. Our brands include ACE Cider, Bar Dog, B.R. Cohn, Cherry Pie, Firesteed, Kunde, Cameron Hughes and many others. VWE also produces hard cider, another form of wine, under the ACE Cider brand. Since our founding over 20 years ago, we have grown organically through wine brand creation and through acquisitions to become the 14th largest wine producer based on cases of wine shipped in California.

Growth Strategy and Five-Point-Plan

Our strategy is focused on growth with our wine brands by leveraging our omnichannel sales capabilities through all three business segments for our customers. We were presented with several new challenges in 2023, such as supply chain constraints, freight challenges, intense inflation, rapidly increasing interest rates and labor shortages which significantly impacted profitability and liquidity in 2023. To address these issues, in the latter half of 2023, we implemented our Five-Point Plan which we believe will enable us to drive stronger earnings, provide a sustainable foundation for future growth and allow us to continue as a leading vintner with a strong portfolio of affordable luxury brands. We believe our Five-Point Plan will enable us to better scale and grow beyond 2024, which we anticipate will be a transition year for the Company. In 2024, our priorities under our Five-Point Plan are to deliver profitability, generate cash, and reduce debt. In order to meet these objectives our near-term goals are to simplify the business, reduce costs, improve production throughout our operations, focus on key brands, and pay down debt through the monetization of assets and reducing costs, among other things.

Restructuring

On July 20, 2023, the Company's executive officers, authorized by the Board of Directors (the "Board") to take such action, approved an organizational restructuring plan (the "Plan") to expand margin through simplification and improved execution, measurably reduce costs, improve cash management, monetize assets, reduce debt and grow revenue of its key brands. As part of the Plan, there was a reduction in force affecting approximately 25 roles, or 4% of the workforce. The total restructuring expense, substantially all of which is employee severance and related benefit costs, for the three months ended September 30, 2023 was $4.0 million.

Trends and Other Factors Affecting Our Business

Events, including, but not limited to, the military incursion by Russia into Ukraine, the Israel-Hamas war, inflationary conditions and rising interest rates, have caused disruptions in the U.S. and global economy, and uncertainty regarding general economic conditions, including concerns about a potential U.S. or global recession may affect consumer spending on discretionary items, including wine. This uncertainty could affect our operating results.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses include expenses arising from activities in selling, marketing, warehousing, and administrative expenses. Other than variable compensation, selling, general and administrative expenses are generally not directly proportional to net revenue.

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

Case Volumes

The primary drivers of net revenue growth in any period are attributable to changes in case volumes and changes in product mix and sales price. Case volumes represents the number of 9-liter equivalent cases of wine that we sell during a particular period. Case volumes for our DTC and Wholesale segments are an important indicator for us to determine what is driving gross margin. This metric also allows us to develop our supply and production targets for future periods for our DTC and Wholesale segments. B2B segment sales are not related to case volumes

Non-GAAP Financial Measures

In addition to our results determined in accordance with GAAP, we use Adjusted EBITDA and Adjusted EBITDA margin to supplement GAAP measures of performance to evaluate the effectiveness of our business strategies. These metrics are also frequently used by analysts, investors and other interested parties to evaluate companies in our industry, when considered alongside other GAAP measures.

Beginning for the three months ended September 30, 2023, Adjusted EBITDA is defined as net income (loss) attributable to common stockholders before interest, income taxes, depreciation and amortization, stock-based compensation expense, casualty losses or gains, impairment losses, changes in the fair value of derivatives, restructuring-related income or expenses, and certain non-cash, non-recurring, or other items included in net income (loss) that we do not consider indicative of our ongoing operating performance. Prior to the three months ended September 30, 2023, we used net income (loss) in our calculation of Adjusted EBITDA. We believe the use of net income (loss) attributable to common stockholders in our calculation of Adjusted EBITDA is more helpful than net income (loss) in evaluating our operating performance because it excludes amounts attributable to non-controlling interests. Adjusted EBITDA margin is defined as Adjusted EBITDA divided by net revenue. Presentations of Adjusted EBITDA and Adjusted EBITDA margin for prior periods have been recast to conform to the current period presentation.

Results of Operations

Total net revenue decreased $4.8 million to $73.3 million and gross profit decreased $4.8 million to $25.0 million for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. The decrease in nonwine net revenue is primarily related to the decrease in sales of bulk spirits. For the three months ended September 30, 2023, the unrealized loss on interest rate swap agreements increased $9.4 million compared to the prior period. In addition, the Company incurred expenses of approximately $1.0 million in professional fees during the three months ended September 30, 2023 for the restatements of the 2023 interim financial statements. These expenses were partially offset by the $0.8 million gain from the $1.3 million sale of the Tamarack building in July 2023. These factors resulted in a net loss of $15.1 million for the three months ended September 30, 2023 compared to net income of $1.5 million for the three months ended September 30, 2022.

In the latter half of 2023, we implemented our Five-Point Plan which we believe will enable us to drive stronger earnings, provide a sustainable foundation for future growth and allow us to continue as a leading vintner with a strong portfolio of affordable luxury brands. We believe our Five-Point Plan will enable us to better scale and grow beyond 2024, which we anticipate will be a transition year for the Company. As discussed above, the Company has incurred $4.0 million in restructuring expense. Other costs related to the Five-Point Plan include, but are not limited to, $0.6 million in transportation costs related to inventory management to optimize the distribution of products and $0.6 million in temporary retention costs.

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

Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022

DTC Segment Results

	Three Months Ended September 30,		Dollar	Percent
(in thousands, except %)	2023	2022	Change	Change
Net revenue	$17,983	$19,992	$(2,009)	(10.0%)
Restructuring expenses	$63	$-	$63	n/m
(Loss) income from operations	$2,214	$1,969	$245	12.4%

(n/m) not meaningful

DTC net revenue for the three months ended September 30, 2023 decreased $2.0 million, or 10.0%, from the three months ended September 30, 2022. The decrease was primarily attributable to weakness in digital marketing sales and the impact of the sale of The Sommelier Company, which were partially offset by improvements in tasting rooms and wine clubs as well as the positive impact of price increases.

DTC income from operations for the three months ended September 30, 2023 increased $0.2 million, or 12.4%, from the three months ended September 30, 2022.

Wholesale Segment Results

	Three Months Ended September 30,		Dollar	Percent
(in thousands, except %)	2023	2022	Change	Change
Net revenue	$19,144	$23,987	$(4,843)	(20.2%)
Restructuring expenses	$2,289	$-	$2,289	n/m
(Loss) income from operations	$(1,293)	$2,288	$(3,581)	n/m

(n/m) not meaningful

Wholesale net revenue for the three months ended September 30, 2023 decreased $4.8 million, or 20.2%, from the three months ended September 30, 2022. Double-digit growth in core focus brands of Bar Dog, Cherry Pie and Firesteed, as well as low single-digit growth of Kunde, helped to offset the decrease that was primarily attributable to a decrease in revenues due to the timing of programming, lower sales of an externally managed brand, lower international sales and lower sales related to discontinued stock keeping units. ACE Cider sales were relatively unchanged while case volume was down 9%, reflecting the impact of pricing.

Wholesale income from operations for the three months ended September 30, 2023 decreased $3.6 million from the three months ended September 30, 2022. The increase in loss from operations was primarily attributable to costs related to restructuring expenses that totaled $2.3 million as well as declines in net sales.

B2B Segment Results

	Three Months Ended September 30,		Dollar	Percent
(in thousands, except %)	2023	2022	Change	Change
Net revenue	$36,148	$34,180	$1,968	5.8%
Income from operations	$4,898	$10,533	$(5,635)	(53.5%)

B2B net revenue for the three months ended September 30, 2023 increased $2.0 million, or 5.8%, from the three months ended September 30, 2022. The increase in net revenues was primarily attributable to increased private label wine sales of $7.2 million, which was partially offset by a decrease in sales of bulk distilled spirits of $4.4 million.

B2B income from operations for the three months ended September 30, 2023 decreased $5.6 million, or 53.5%, from the three months ended September 30, 2022. The decrease is primarily related to a decrease in operating income for bulk distilled spirits of $4.0 million.

Case Volumes

The following table summarizes 9-liter equivalent cases by the DTC and Wholesale segments:

	Three months ended September 30,
(in thousands)	2023	2022	Unit Change	% Change
Direct-to-Consumer	76	99	-23	-23.2%
Wholesale	449	539	-90	-16.7%
Total case volume	525	638	-113	-17.7%

Non-GAAP Financial Measures

The following is a reconciliation of net (loss) income attributable common stockholders to Adjusted EBITDA and net (loss) income attributable to common stockholders margin to Adjusted EBITDA margin for the periods presented:

	Three months ended
(in thousands)	September 30, 2023	September 30, 2022
Net (loss) income attributable to common stockholders	$(15,058)	$1,532
Interest expense	$4,925	$3,381
Depreciation Expense	$4,131	$3,996
Restructuring expenses*	4,002	-
Amortization expense	1,636	1,811
Stock-based compensation expense	1,269	3,440
Income tax provision	244	1,474
Net loss (gain) on interest rate swap agreements	95	(9,327)
Gain on insurance and litigation proceeds	-	(530)
Gain on sale of assets	(797)	-
Adjusted EBITDA	$447	$5,777
Net revenues	$73,274	$78,080
Net Income (loss) attributable to common stockholders margin	n/m	2.0%
Adjusted EBITDA margin	0.6%	7.4%

(n/m) not meaningful

* Restructuring expenses are primarily comprised of employee severance and related benefit costs.

Adjusted EBITDA is defined as net income (loss) attributable to common stockholders before interest, income taxes, depreciation and amortization, casualty losses or gains, stock-based compensation expense, changes in the fair value of derivatives, restructuring and certain non-cash, non-recurring, or other items included in net income (loss) that we do not consider indicative of our ongoing operating performance. Adjusted EBITDA Margin is defined as Adjusted EBITDA divided by net revenues.

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

Management uses these non-GAAP measures to understand and compare operating results across reporting periods for various purposes including internal budgeting and forecasting, short and long-term operating planning, employee incentive compensation, and debt compliance. These non-GAAP measures are not intended to replace the presentation of our financial results in accordance with GAAP. Use of the terms Adjusted EBITDA and Adjusted EBITDA margin are not calculated in the same manner by all companies, and accordingly, are not necessarily comparable to similarly titled measures of other companies and may not be an appropriate measure for performance relative to other companies. Adjusted EBITDA and Adjusted EBITDA margin, which are not prepared in accordance with GAAP, should not be construed as an indicator of our operating performance in isolation from, or as a substitute for, respectively, net (loss) income attributable to common stockholders or net (loss) income attributable to common stockholders margin (defined as net (loss) income attributable to common stockholders divided by net revenues), which are indicators prepared in accordance with GAAP. We have presented Adjusted EBITDA and Adjusted EBITDA margin solely as supplemental disclosure because we believe it allows for a more complete analysis of our results of operations. In the future, we may incur expenses such as those added back to calculate Adjusted EBITDA. Our presentation of Adjusted EBITDA and Adjusted EBITDA margin should not be construed as an inference that our future results will be unaffected by these items.

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

We believe our existing balances of cash and cash equivalents, along with our cash flows from operations and credit facilities described below, provide sufficient funds for our business operations as well as capital expenditures and other capital requirements associated with our business operations over the next 12 months and thereafter for the foreseeable future.

Debt

On October 12, 2023, the Company entered into a fourth amendment (the “Fourth Amendment”) to the Second Amended and Restated Loan and Security Agreement (the "Second A&R Loan and Security Agreement") by and among the Company, the Borrowers party thereto (the "Borrowers"), the Lenders party thereto (the "Lenders"), and Bank of the West (the "Agent"). The Fourth Amendment, among other things: (i) waives certain existing events of default relating to the Company’s failure to comply with the financial covenants and financial reporting requirements set forth in the credit agreement for prior fiscal periods; (ii) reduces the aggregate revolving commitment and the aggregate delayed draw term loan commitment to $200,000,000 and $38,100,000, respectively; (iii) replaces the maximum debt to capitalization financial covenant with a minimum adjusted EBITDA financial covenant of not less than (1) $4,000,000 for the fiscal quarter ending September 30, 2023, (2) $17,000,000 for the two fiscal quarter period ending December 31, 2023, (3) $27,000,000 for the three fiscal quarter period ending March 31, 2024, (4) $34,000,000 for the four fiscal quarter period ending June 30, 2024, and (5) $35,000,000 for each four fiscal quarter period ending thereafter; (iv) adds a minimum liquidity covenant of $25,000,000 (or, for fiscal quarters ending in December, $15,000,000), which applies only for the fiscal quarters ending September 30, 2023 through and including December 31, 2024 (the “Covenant Modification Period”); (v) suspends the minimum fixed charge coverage ratio covenant for the fiscal quarters ending September 30, 2023 through and including June 30, 2024 and provides for a step-down of the minimum fixed charge coverage ratio to 1.00:1.00 for the remainder of the Covenant Modification Period; (vi) adds an equity cure right for the Company in the event of future breaches of the financial covenants; (vii) reduces revolver availability by (1) $15,000,000 during the months of February through September of each year and (2) $10,000,000 during the months of October through January of each year; (viii) suspends the exercise of incremental facilities during the Covenant Modification Period; (ix) restricts all permitted acquisitions during the term of the credit facilities, unless previously approved by the required Lenders; (x) increases in the applicable margin for all credit facilities to 3.00% for the loans subject to SOFR interest rates (the "SOFR Loans") and 2.00% for the loans subject to the Adjusted Base Rate (the "ABR Loans"), which margins will step-up further if certain prepayments of the term loans are not made by certain dates prescribed in the Fourth Amendment; (xi) adds additional mandatory prepayments of (1) $10,000,000 by no later than March 31, 2024, (2) an additional $10,000,000 by no later than June 30, 2024 and (3) an additional $25,000,000 by no later than December 31, 2024; (xii) adds additional mandatory prepayments in the event that the Borrowers maintain a cash balance in excess of $20,000,000; (xiii) permits additional sales of certain real property with an aggregate appraised value of approximately $60,000,000, in addition to related personal property assets; and (xiv) adds certain additional reporting requirements to Agent and the Lenders.

As a result, as of the date hereof, the Company has received a waiver for certain events of default and is in compliance with its covenants contained in the Second A&R Loan and Security Agreement, as amended. Refer to Note 4– Long-Term and Other Short-Term Obligations, of the Notes to Condensed Consolidated Financial Statements (Part I, Item 1 of this Form 10-Q) for further discussion.

The Company anticipates using any of the proceeds of the credit facilities for working capital and general corporate purposes, purchases of real estate (including vineyards) and equipment and paying down outstanding balances on the credit facilities.

Cash and Cash Equivalents

Our cash and cash equivalents balance was $18.6 million at September 30, 2023 compared to $18.2 million at June 30, 2023. At September 30, 2023, our cash and cash equivalents were held in cash depository accounts with major banks.

Cash Flows

The table below presents a summary of our sources and uses of cash:

	September 30,
(in thousands)	2023	2022	Change
Operating activities	$(4,451)	$1,988	$(6,439)
Investing activities	$(2,098)	$(3,454)	$1,356
Financing activities	$6,940	$(2,172)	$9,112

Operating Activities

Net cash used by operating activities was $4.5 million for the three months ended September 30, 2023 compared to net cash provided by operating activities of $2.0 million for the three months ended September 30, 2022, representing an increase in net cash used of $6.4 million, primarily related to the decrease in net income.

Investing Activities

Net cash used in investing activities was $2.1 million for the three months ended September 30, 2023, compared to net cash used in investing activities of $3.5 million for the three months ended September 30, 2022, representing a decrease in net cash used of $1.4 million. Cash flows from investing activities are utilized primarily to fund capital expenditures for new and improvements to existing assets and other corporate assets. The decrease in net cash used for the three months ended September 30, 2023, was attributable to an increase in proceeds from the sale of assets of $1.4 million in the current period.

Financing Activities

Net cash provided by financing activities was $6.9 million for the three months ended September 30, 2023 compared to net cash used of $2.2 million by financing activities for the three months ended September 30, 2022, representing an increase in net cash provided of $9.1 million, primarily due to an increase in net borrowings on the line of credit.

Significant Accounting Policies

Our condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of our condensed consolidated financial statements and related disclosures requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and the disclosure of contingent assets and liabilities in our condensed consolidated financial statements. For a description of our critical accounting policies, refer to “Critical Accounting Policies and Estimates” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K.

Cautionary Statement Concerning Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Investors are cautioned that statements that are not strictly statements of historical fact constitute forward-looking statements, including, without limitation, statements under the captions “Management’s Discussion and Analysis of Financial Condition and

Results of Operations” and are often identified by words like “believe,” “expect,” “continue,” “goal,” “plan,” “may,” “will,” “should,” “seek,” “anticipate,” “can,” or “could” and similar expressions.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as a result of material weaknesses in our internal control over financial reporting as discussed below, our disclosure controls and procedures were not effective as of September 30, 2023. Management’s conclusion was based on discoveries and observations made during the 2022 and 2023 audits.

Material Weaknesses in Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. No system of controls, no matter how well designed and implemented, can provide absolute assurance that the objectives of the system of controls are met. Furthermore, no evaluation of controls can provide absolute assurance that all control issues and any instances of fraud within a company have been detected.

As previously disclosed in Part II, Item 9A. "Controls and Procedures" in the Company's Annual Report on Form 10-K for the Fiscal year ended June 30, 2023, our management has identified material weaknesses in our internal control over financial reporting.

A material weakness is a deficiency, or combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

The Company did not maintain an effective control environment based on the criteria established in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") framework, which resulted in a material weakness in the control environment. This material weakness consists of an overall lack of a sufficient control environment to produce materially correct financial statements, including a lack of U.S. GAAP expertise for the types of transactions we have been involved in which resulted in the restatement of the Company’s condensed consolidated financial statements as of and for the interim periods ended September 30, 2022, December 31, 2022, and March 31, 2023.

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

Management's Plan to Remediate the Material Weaknesses

In October 2023 the Company engaged a globally recognized Assurance and Advisory firm to assist in remediation efforts including risk assessment and SOX framework evaluation, process design walkthroughs, key control identification, control gap and process improvement assessment, training, and control operating effectiveness testing. This firm will leverage the work the Company began performing in 2023, which included performing comprehensive process walkthroughs and designing and implementing additional controls and procedures to mitigate the risk of material misstatement. This work has commenced, and prioritization activities are underway to focus initial remediation efforts on high-risk areas.

Management continues to strengthen key functions throughout the organization including, but not limited to, the accounting and financial reporting teams. We have added and filled a new position effective July 2023, Director of Technical Accounting. This position will improve the Company’s ability to assess, conclude and implement new accounting pronouncements as well as other technical accounting matters. We have added new leadership positions in operations, Vice President of Supply Chain (July 2023) and Vice President of Production (October 2023). Additionally, we have added and filled Accounts Payable Manager and Treasury Manager positions. These positions will assist in focused control work, including improved cutoff and receiving procedures. In addition, we have augmented staffing needs with contractors to assist in performing and supporting day-to-day operations. The Company intends to continue to assess its staffing needs in order to continually implement process improvements and address any gaps in its internal control processes. As of the date of this report, the Company continues to utilize contractors to support day-to-day operations.

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

Changes in Internal Control Over Financial Reporting

Except for the changes described above intended to remediate the material weaknesses identified in the Company’s internal control over financial reporting, which efforts continued into the three months ended September 30, 2023, there were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II—Other Information

Item 1. Legal Proceedings

The Company is involved in two disputes with One True Vine, LLC and Jayson Woodbridge (the "Claimant") (together, the "Claimants"), which relate to an Asset Purchase Agreement (“APA”) and a related Non-Compete Agreement/Non-Solicitation Agreement (the “Non-Compete Agreement”). Claimant has alleged that the Company did not make certain earnout payments allegedly due under the APA and has alleged that the Company misused alleged rights of publicity with respect to the brands in violation of the Non-Compete Agreement. On or about August 30, 2023, Claimants served a demand for arbitration on the Company. The Company paid the Claimant $0.4 million subsequent to September 30, 2023. At present, Claimants collectively have not quantified the total amount of their alleged damages for all claims; however, based on information provided by Claimants, the Company would anticipate that any claim of damages would likely be at least approximately $3.0 million. The Company disputes both that any amounts in excess of the accrued earn-out liability of approximately $0.4 million for the dispute period are owed and that the Company misused the alleged rights of publicity. The Company intends to vigorously defend itself against the claims. At this time, in view of the complexity and ongoing nature of the matters, we are unable to reasonably estimate a possible loss or range of loss that the Company may incur to resolve these matters or defend against these claims.

From time to time, the Company may become subject to legal proceedings, claims and litigation arising in the ordinary course of business that could have a material adverse effect on our business, results of operations or financial condition. In addition, the Company may receive letters alleging infringement of patent or other intellectual property rights. Other than as set forth above, there are no material updates to the matters previously disclosed in “Part I, Item 3 — Legal Proceedings” of our Annual Report on Form 10-K for the fiscal year ended June 30, 2023. The Company is not currently a party to any other material legal proceedings, nor is it aware of any pending or threatened litigation that, in the Company’s opinion, would have a material adverse effect on the business, operating results, cash flows or financial condition should such litigation be resolved unfavorably.

Item 1A. Risk Factors

Important risk factors that could affect our operations and financial performance, or that could cause results or events to differ from current expectations, are described in "Part I, Item 1A — Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended June 30, 2023.

Item 5. Other Information

None of the Company's directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the quarter ended September 30, 2023, as such terms are defined under Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit Number	Description of Exhibit

10.1

Separation Agreement and Release of all Claims dated July 19, 2023, between Vintage Wine Estates, Inc. and Terry Wheatley (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the SEC on July 20, 2023).◆ †

10.2

Asset Purchase Agreement effective September 17, 2023, between Vintage Wine Estates, Inc. and Terry Wheatley (incorporated by reference to Exhibit 10.1 to Amendment No. 1 to the Company’s Form 8-K filed with the SEC on September 21, 2023). ◆

10.3	Employment Agreement between Vintage Wine Estates, Inc. and Seth Kaufman (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on July 20, 2023).◆

10.4	Amendment dated October 17, 2023 to Letter Agreement dated February 7, 2023, between Vintage Wine Estates, Inc. and Patrick Roney.*◆

10.5	Form of Director Restricted Stock Unit Award Agreement (2021 Omnibus Incentive Plan).*◆

10.6	Form of Stock Option Award Agreement (2021 Omnibus Incentive Plan) (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed with the SEC on July 20, 2023). ◆

10.7	Form of Restricted Stock Unit Award Agreement (2021 Omnibus Incentive Plan – Time Vesting) (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed with the SEC on July 20, 2023). ◆

10.8

Form of Restricted Stock Unit Award Agreement (2021 Omnibus Incentive Plan – Performance Vesting) (incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K filed with the SEC on July 20, 2023). ◆

10.9

Amendment Number Four to Second Amended and Restated Loan and Security Agreement and Waiver, dated as of October 12, 2023, by and among Vintage Wine Estates, Inc., certain subsidiaries of Vintage Wine Estates, Inc. party thereto, certain financial institutions party thereto, and BMO Bank N.A., as successor in interest to Bank of the West, as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on October 13, 2023).†

10.10	Agreement between Vintage Wine Estates, Inc. and Global Leisure Partners LLC dated April 28, 2022*

10.11	Global Leisure Partners VWE Retainer Addendum dated September 8, 2023 *

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.*

101.SCH	Inline XBRL Taxonomy Extension Schema Document.*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).*

*	Filed herewith.

**	Furnished herewith.
◆	Indicates management compensatory plan, contract or arrangement.

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

Vintage Wine Estates, Inc.

Date: November 14, 2023	By:	/s/ SETH KAUFMAN
	Name:	Seth Kaufman
	Title:	President and Chief Executive Officer

Date: November 14, 2023	By:	/s/ KRISTINA JOHNSTON
	Name:	Kristina Johnston
	Title:	Chief Financial Officer