Form 10-Q
period 2023-12-31
Vintage Wine Estates, Inc.
filed 2024-03-12
CIK 1834045

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to______

Commission file number 001-40016

Vintage Wine Estates, Inc.

(Exact name of registrant as specified in its charter)

Nevada	87-1005902
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

205 Concourse Boulevard

Santa Rosa, California 95403

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

As of March 8, 2024, 62,761,784 shares of the registrant’s common stock were outstanding.

Part I—Financial Information

Item 1. Financial Statements

VINTAGE WINE ESTATES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	December 31, 2023	June 30, 2023
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$21,412	$18,233
Restricted cash	200	-
Accounts receivable, net	22,970	24,561
Other receivables	443	507
Inventories	155,255	201,363
Assets held for sale, net	35,878	511
Current interest rate swap asset	4,048	4,669
Prepaid expenses	11,831	14,895
Total current assets	252,037	264,739
Property, plant, and equipment, net	187,768	215,967
Operating lease right-of-use assets	28,783	32,945
Finance lease right-of-use-assets	516	630
Intangible assets, net	28,117	38,994
Interest rate swap asset	2,092	4,317
Other assets	3,195	3,562
Total assets	$502,508	$561,154
Liabilities, redeemable noncontrolling interest, and stockholders' equity
Current liabilities:
Line of credit	$121,731	$115,444
Accounts payable	27,425	20,413
Accrued liabilities and other payables	17,936	19,668
Accrued employee compensation	8,956	6,618
Current operating lease liabilities	6,194	6,243
Current finance lease liabilities	259	304
Current maturities of long-term debt	183,872	14,449
Total current liabilities	366,373	183,139
Other long-term liabilities	351	4,196
Long-term debt, less current maturities	-	173,409
Long-term operating lease liabilities	24,186	26,792
Long-term finance lease liabilities	265	334
Deferred tax liability	465	506
Total liabilities	391,640	388,376
Commitments and contingencies (Note 6)
Redeemable noncontrolling interest	252	262
Stockholders' equity:
Preferred stock, no par value, 2,000,000 shares authorized, and none issued and outstanding at December 31, 2023 and June 30, 2023.	-	-
Common stock, no par value, 200,000,000 shares authorized, 62,761,784 issued and 59,889,890 outstanding at December 31, 2023 and 62,234,028 issued and 59,362,134 outstanding at June 30, 2023.	-	-
Additional paid-in capital	384,260	381,689
Treasury stock, at cost: 2,871,894 shares held at December 31, 2023 and June 30, 2023.	(26,034)	(26,034)
Accumulated deficit	(246,717)	(182,308)
Total Vintage Wine Estates, Inc. stockholders' equity	111,509	173,347
Noncontrolling interests	(893)	(831)
Total stockholders' equity	110,616	172,516
Total liabilities, redeemable noncontrolling interest, and stockholders' equity	$502,508	$561,154

See notes to unaudited condensed consolidated financial statements.

VINTAGE WINE ESTATES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022
Net revenue
Wine, spirits and cider	$46,838	$53,706	$99,501	$105,976
Nonwine	21,151	24,695	41,762	50,505
Total revenue	67,989	78,401	141,263	156,481
Cost of revenue
Wine, spirits and cider	67,393	36,655	102,328	69,676
Nonwine	15,579	16,000	29,218	31,529
Total cost of revenue	82,972	52,655	131,546	101,205
Gross (loss) profit	(14,983)	25,746	9,717	55,276
Selling, general, and administrative expenses	25,262	32,139	54,011	63,588
Amortization expense	1,888	1,805	3,524	3,616
Goodwill impairment losses	-	125,285	-	125,285
Intangible impairment losses	4,742	12,643	4,742	12,643
Gain on remeasurement of contingent liability	(6,179)	(3,474)	(5,208)	(3,289)
Restructuring (benefit) expense	(158)	-	3,844	-
Loss (gain) on insurance and litigation	148	-	148	(530)
(Gain) loss on sale of assets	(2)	4,430	(799)	4,430
Loss from operations	(40,684)	(147,082)	(50,545)	(150,467)
Other income (expense)
Interest expense	(6,119)	(5,650)	(11,044)	(9,031)
Net (loss) gain on interest rate swap agreements	(2,726)	(839)	(2,821)	8,488
Loss on extinguishment of debt	-	(479)	-	(479)
Other, net	(53)	216	(26)	487
Total other (expense) income, net	(8,898)	(6,752)	(13,891)	(535)
Loss before provision for income taxes	(49,582)	(153,834)	(64,436)	(151,002)
Income tax (benefit) provision	(199)	(23,652)	45	(22,178)
Net loss	(49,383)	(130,182)	(64,481)	(128,824)
Net loss attributable to the noncontrolling interests	(32)	(1,047)	(72)	(1,221)
Net loss attributable to common stockholders	$(49,351)	$(129,135)	$(64,409)	$(127,603)

Net earnings per share allocable to common stockholders
Basic	$(0.83)	$(2.19)	$(1.08)	$(2.17)
Diluted	$(0.83)	$(2.19)	$(1.08)	$(2.17)
Weighted average shares used in the calculation of earnings per share allocable to common stockholders
Basic	59,721,395	58,941,899	59,567,221	58,880,529
Diluted	59,721,395	58,941,899	59,567,221	58,880,529

See notes to unaudited condensed consolidated financial statements.

VINTAGE WINE ESTATES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(in thousands, except share amounts)

	Redeemable Non-Controlling Interest Amount	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Non-Controlling Interests	Total Stockholders' Equity
		Shares	Amount	Shares	Amount
Balance, June 30, 2023	$262	62,234,028	$-	2,871,894	$(26,034)	$381,689	$(182,308)	$(831)	$172,516
Stock-based compensation expense	-	-	-	-	-	1,269	-	-	1,269
Vesting of restricted stock	-	233,311	-	-	-	129	-	-	129
Taxes paid related to net share settlement of equity awards	-	(29,655)	-	-	-	(23)	-	-	(23)
Net loss	(7)	-	-	-	-	-	(15,058)	(33)	(15,091)
Balance, September 30, 2023	$255	62,437,684	$-	2,871,894	$(26,034)	$383,064	$(197,366)	$(864)	$158,800
Stock-based compensation expense	-	-	-	-	-	1,277	-	-	1,277
Vesting of restricted stock	-	413,522	-	-	-	-	-	-	-
Taxes paid related to net share settlement of equity awards	-	(89,422)	-	-	-	(81)	-	-	(81)
Net loss	(3)	-	-	-	-	-	(49,351)	(29)	(49,380)
Balance, December 31, 2023	$252	62,761,784	$-	2,871,894	$(26,034)	$384,260	$(246,717)	$(893)	$110,616

	Redeemable Non-Controlling Interest Amount	Common Stock		Treasury Stock		Additional Paid-In Capital	(Accumulated Deficit) Retained Earnings	Non-Controlling Interests	Total Stockholders' Equity
		Shares	Amount	Shares	Amount
Balance, June 30, 2022	$1,494	61,691,054	$-	2,871,894	$(26,034)	$376,099	$(1,092)	$(735)	$348,238
Adoption of ASC 842	-	-	-	-	-	-	7,752	-	7,752
Stock-based compensation expense	-	-	-	-	-	3,440	-	-	3,440
Repurchase of public warrants	-	-	-	-	-	(172)	-	-	(172)
Shareholder distribution	(66)	-	-	-	-	-	-	-	-
Net income (loss)	(146)	-	-	-	-	-	1,532	(28)	1,504
Balance, September 30, 2022	$1,282	61,691,054	$-	2,871,894	$(26,034)	$379,367	$8,192	$(763)	$360,762
Stock-based compensation expense	-	-	-	-	-	3,250	-	-	3,250
Vesting of restricted stock	-	755,880	-	-	-	-	-	-	-
Taxes paid related to net share settlement of equity awards	-	(285,381)	-	-	-	(976)	-	-	(976)
Net income (loss)	(1,023)	-	-	-	-	-	(129,135)	(24)	(129,159)
Balance, December 31, 2022	$259	62,161,553	$-	2,871,894	$(26,034)	$381,641	$(120,943)	$(787)	$233,877

See notes to unaudited condensed consolidated financial statements.

VINTAGE WINE ESTATES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended December 31,
	2023	2022
Cash flows from operating activities
Net loss	$(64,481)	$(128,824)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation expense	8,126	7,856
Non-cash operating lease expense	2,799	2,638
Amortization expense	3,680	3,742
Amortization of deferred loan fees and line of credit fees	862	220
Goodwill and intangible assets impairment losses	4,742	137,928
Stock-based compensation expense	2,546	6,690
(Benefit) provision for credit losses	(84)	360
Provision for inventory reserves	32,474	497
Deferred income tax provision (benefit)	(41)	(22,212)
(Gain) loss on disposition of assets	(799)	4,430
Loss on extinguishment of debt	-	479
Remeasurement of contingent consideration liabilities	(5,208)	(3,289)
Net loss (gain) on interest rate swap agreements	2,821	(8,488)
Change in operating assets and liabilities:
Accounts receivable	1,353	1,485
Other receivables	64	3,066
Inventories	7,484	(4,837)
Prepaid expenses and other current assets	3,064	(12,186)
Other assets	(421)	619
Accounts payable	5,386	12,001
Accrued liabilities and other payables	4,329	2,081
Net change in lease assets and liabilities	(1,291)	(3,206)
Net cash provided by operating activities	7,405	1,050
Cash flows from investing activities
Proceeds from sale of assets	1,366	8,692
Purchases of property, plant and equipment	(6,348)	(8,312)
Net cash (used in) provided by investing activities	(4,982)	380
Cash flows from financing activities
Principal payments on line of credit	(10,791)	(120,820)
Proceeds from line of credit	17,078	101,903
Payment of deferred financing costs	-	(1,975)
Change in outstanding checks in excess of cash	1,685	(467)
Loan fees	(564)	(377)
Principal payments on long-term debt	(3,986)	(58,497)
Proceeds from long-term debt	-	72,619
Principal payments on finance leases	(156)	(133)
Payments of minimum tax withholdings on stock-based payment awards	(103)	(976)
Distributions to noncontrolling interest	-	(66)
Repurchase of public warrants	-	(172)
Payments on acquisition earnout	(2,207)	(334)
Net cash provided by (used in) financing activities	956	(9,295)
Net change in cash, cash equivalents and restricted cash	3,379	(7,865)
Cash, cash equivalents and restricted cash, beginning of period	18,233	49,558
Cash and cash equivalents, and restricted cash, end of period	$21,612	$41,693

	Six Months Ended December 31,
	2023	2022
Supplemental cash flow information
Noncash investing and financing activities:
Increase in operating lease assets and liabilities upon adoption of ASC 842	$-	$37,759
Increase in finance lease assets and liabilities upon adoption of ASC 842	$-	$67
Operating lease assets obtained in exchange for operating lease liabilities	$118	$-
Finance lease assets obtained in exchange for finance lease obligations	$53	$-
Issuance of shares in lieu of payment to consultant	$129	$-
Accrued interest on term loan and line-of credit refinanced to principal	$-	$1,726
Line of credit refinanced as term debt	$-	$9,646
Term debt refinanced with line of credit proceeds	$-	$3,823
Financing costs deducted from long-term debt proceeds	$-	$474
Financing costs deducted from line of credit proceeds	$-	$532

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

References to the "Company," "we," "our," "us," and similar pronouns in this Quarterly Report on Form 10-Q for the three and six months ended December 31, 2023 (this "Form 10-Q") refer to Vintage Wine Estates, Inc., a Nevada corporation, and its majority owned subsidiaries or controlled subsidiaries unless the context requires otherwise.

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

The Company did not meet certain financial debt covenants as required per our Second Amended and Restated Loan and Security Agreement (the "Second A&R Loan and Security Agreement") beginning with the quarter ended December 31, 2023, which constitutes an event of default. If the event of default is not cured or waived, the payment of the Company’s outstanding debt under the Second A&R Loan and Security Agreement may be accelerated. However, on February 28, 2024, the Company entered into a forbearance agreement (the "Forbearance Agreement") with respect to the Second A&R Loan and Security Agreement under which the Agent and Lenders (each as defined in Note 7) have agreed to forbear from enforcing their respective rights and remedies in respect to certain events of default under the agreement, subject to the terms and conditions set forth in the agreement, through March 31, 2024. See Note 7 for additional information. If the Company does not meet the terms of the Forbearance Agreement or if the events of default continue past the term of the Forbearance Agreement, and if the Agent and Lenders accelerate the maturity of the debt thereunder, the Company does not have sufficient cash to repay the outstanding debt.

In response to these conditions, management is actively engaged in conversations with the lender under the Second A&R Loan and Security Agreement regarding potential amendments and waivers to the related financial covenants, however, whether an amendment or waiver is obtained is not within the Company's control, and therefore cannot be deemed probable.

As a result of these uncertainties, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern within one year as of the date these financial statements are issued. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might result from the outcome of this uncertainty.

Restatement of Previously Issued Condensed Consolidated Financial Statements

The Company restated its unaudited quarterly financial data, on October 13, 2023, for the periods ended September 30, 2022, December 31, 2022 and March 31, 2023. All amounts in this quarterly report on Form 10-Q affected by the restatement, including but not limited to the three and six months ended December 31, 2022, reflect such restated amounts.

Significant Accounting Policies

A description of the Company’s significant accounting policies is included in the audited financial statements within its Annual Report on Form 10-K for the fiscal year ended June 30, 2023. There have been no material changes in the Company’s significant accounting policies during the six months ended December 31, 2023.

Use of Estimates

The preparation of financial statements in accordance with GAAP requires us to make estimates and assumptions that affect the reported amounts in the condensed consolidated financial statements and accompanying notes. These estimates form the basis for judgments we make about the carrying values of assets and liabilities that are not readily apparent from other sources. We base our estimates and judgments on historical experience and on various other assumptions that we believe are reasonable under the circumstances. These estimates are based on management’s knowledge about current events and expectations about actions we may undertake in the future. Significant estimates include, but are not limited to, the net realizable value of inventory, intangible assets for impairment, amortization methods and periods, contingent consideration, stock-based compensation, accounting for income taxes, loss contingencies and net assets held for sale, as applicable. Actual results could differ materially from those estimates.

Reclassifications

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations. Specifically, we reclassified $6.6 million of accrued employee compensation from accrued liabilities and other payables to accrued employee compensation as of June 30, 2023.

Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheet that sums to the total of the same such amounts as shown in the condensed consolidated statements of cash flows:

(in thousands)	December 31, 2023	June 30, 2023
Cash and cash equivalents	$21,412	$18,233
Restricted cash	200	-
Total cash, cash equivalents and restricted cash as shown in the consolidated statement of cash flows	$21,612	$18,233

Allowance for Credit Losses

The provision for credit losses for the periods ended December 31, 2023 and June 30, 2023, was immaterial. We do not accrue interest on past-due amounts. Bad debt expense was immaterial for all reporting periods presented.

Disaggregation of Revenue

The following table summarizes revenue by geographic region:

	Three Months Ended December 31,		Six Months Ended December 31,
(in thousands)	2023	2022	2023	2022
United States	$67,186	$77,644	$140,011	$155,187
International	803	757	1,252	1,294
Total net revenue	$67,989	$78,401	$141,263	$156,481

The following table provides a disaggregation of revenue based on the pattern of revenue recognition:

	December 31,		December 31,
(in thousands)	2023	2022	2023	2022
Point in time	$55,829	$68,823	$117,326	$134,202
Over time	12,160	9,578	23,937	22,279
Total net revenue	$67,989	$78,401	$141,263	$156,481

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

As of December 31, 2023, the Company has engaged a full-service brokerage and investment bank to monetize assets and has two asset groups classified as held for sale. The assets held for sale include certain real and intangible property related to Clos Pegase and certain real property related to Viansa. These assets are being marketed for sale. The Company intends to complete the sales of the assets within twelve months, but the assets do not qualify for discontinued operations because the sales would not represent a strategic shift that would have a major effect on the Company's operations.

The following table summarizes the carrying amounts of assets and liabilities classified as held for sale on the Company’s consolidated balance sheet:

(in thousands)	December 31, 2023
Assets
Accounts Receivable	$322
Inventory	6,150
Assets held for sale - current	6,472
Property, plant and equipment, net	26,366
Finance lease right-of-use assets	12
Intangible assets, net	3,099
Assets held for sale - long-term	29,477
Total assets held for sale	35,949

Liabilities
Accounts Payable	59
Current finance lease liabilities	7
Liabilities held for sale - current	66
Long-term finance lease liabilities	5
Liabilities held for sale - long-term	5
Total liabilities held for sale	71
Assets held for sale, net	$35,878

On February 26, 2024, the Company entered into a non-binding letter of intent with respect to a proposed disposition of the stock of a subsidiary of VWE to a third-party purchaser. The sale would allow for the Company to pay down debt. The securities that would be sold under the agreement did not meet all criteria to be classified as assets held for sale as of the balance sheet date, and as such are not presented and disclosed as assets held for sale in the consolidated financial statements.

During February 2024, the Company determined that certain standalone DTC operations are classified as assets held for sale. The assets held for sale include certain real and intangible property related to these DTC operations. The Company has received indications of interest, which lead the Company to believe that these assets will be sold within twelve months. These assets did not meet all criteria to be classified as assets held for sale as of the balance sheet date, and as such, are not presented and disclosed as assets held for sale in the consolidated financial statements.

Casualty Gains

In relation to various weather and wildfire events, the Company received insurance and litigation proceeds of $0.5 million during the six months ended December 31, 2022.

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

Recently Issued Accounting Pronouncements

In October 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-06: Disclosure Improvements. The new guidance clarifies disclosure and presentation requirements on a variety of topics in the codification. The amendments will align the requirements in the FASB Accounting Standard codification with the SEC's regulations. The amendments are effective prospectively on the date each individual amendment is effectively removed from Regulation S-X or Regulation S-K. The Company is in the process of evaluating the impact the adoption of this ASU will have on the financial statements and related disclosures, which is not expected to be material.

In November 2023, the FASB issued ASU 2023-07: Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosures. This update will improve reportable segment disclosure requirements by enhancing disclosures around significant segment expenses and disclosures around the CODM, pertaining to what measures are used to evaluate profit or loss and such measures are used in assessing segment performance. These amendments will improve financial reporting by requiring disclosure of incremental segment information on an annual and interim basis for all public entities. ASU 2023-07 is effective for public entities' fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. The Company is in the process of evaluating the impact the adoption of this ASU will have on the financial statements and related disclosures, which is not expected to be material.

In December 2023, the FASB issued ASU 2023-09: Income Taxes (Topic 740), Improvements to Income Tax Disclosures. On an annual basis, companies will be required to disclose a rate reconciliation with additional information for reconciling items that meet a quantitative threshold. Companies will need to disclose the amount of income taxes paid (net of refunds received) disaggregated by federal, state and foreign taxes along with the amount of taxes paid (net of refunds received) disaggregated by individual jurisdictions in which the payments are equal to or greater than 5 percent of total income taxes paid (net of refunds received). Public companies will also need to disclose income (or loss) from continuing operations before income tax expense (or benefit) disaggregated between domestic and foreign along with income tax expense (or benefit) from continuing operations disaggregated by federal, state, and foreign. ASU 2023-09 is effective for public business entities' fiscal years beginning after December 15, 2024. The Company is in the process of evaluating the impact the adoption of this ASU will have on the financial statements and related disclosures, which is not expected to be material.

2. Restructuring

On July 20, 2023, the Company's executive officers, authorized by the Board of Directors (the "Board") to take such action, approved an organizational restructuring plan (the "2023 Plan") intended to expand margin through simplification and improved execution, measurably reduce costs, improve cash management, monetize assets, reduce debt and grow revenue of its key brands. As part of the 2023 Plan, there was a reduction in force affecting approximately 25 roles, or 4% of the workforce. The total restructuring expense, shown on a separate line in the Company's condensed consolidated statements of operations and comprehensive income, for the six months ended December 31, 2023 was $3.8 million, substantially all of which was related to employee severance and related benefit costs. The amount is expected to be paid over the next 24 months.

The following table presents the changes in the Company's restructuring-related accrued employee compensation liabilities:

(in thousands)
Balance at June 30, 2023	$-
Additions	4,002
Revisions to estimates	(158)
Cash payments	(2,134)
Balance at December 31, 2023	$1,710

Subsequent to the three months ended December 31, 2023, on January 16, 2024, the Company's Board of Directors approved an organizational restructuring plan (the "2024 Plan") to monetize assets and reduce non-core lower margin product and service offerings. As part of the 2024 Plan, there is a reduction in force affecting approximately 15% of the workforce, which is expected to result in annualized cost savings of $7.1 million. The Company expects the reduction in force to be substantially complete by the end of the third quarter of fiscal 2024.

Cash expenditures for the reduction in force are estimated to be $1.5 million, substantially all of which are related to employee severance and benefits costs. The expense will be accrued in the third quarter of fiscal 2024.

3. Inventory

Inventory consists of the following:

(in thousands)	December 31, 2023	June 30, 2023
Bulk wine, spirits and cider	$65,450	$84,602
Bottled wine, spirits and cider	77,440	100,075
Bottling and packaging supplies	11,176	15,690
Nonwine inventory	1,189	996
Total inventory, net of reserve	$155,255	$201,363

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

As a result of continued simplification of the business, the Company performed a detailed review of its bottled wine, spirits and cider inventory and reduced the value of non-core lower margin products and aged inventory by $9.0 million. This will allow the sales team to focus on the Company's priority brands. Since the most recent harvest, the bulk wine market has been softer than expected. As a result, the Company recorded a $23.3 million charge against its bulk wine inventory to reflect market prices for unallocated product and to reserve for product related to non-core lower margin products. The Company recorded provisions for inventory reserves for the three and six months ended December 31, 2023 of $32.4 million and $32.5 million, respectively. The Company recorded provisions for inventory reserves for the three and six months ended December 31, 2022 of $0.5 million. Due to the inherent uncertainties in the reserve estimate, which is based primarily on market assumptions for the Company's products and bulk wine, the actual results could differ significantly from our estimates.

Inventory valued at $6.2 million is included in Assets held for sale, net on the Company's condensed consolidated balance sheet as of December 31, 2023.

4. Intangible Assets

The following tables summarize other intangible assets by class:

	December 31, 2023
(in thousands)	Gross Intangible	Accumulated Amortization	Accumulated Impairment Losses	Net Intangible
Indefinite-life intangibles
Trade names and trademarks	$29,503	$-	$(20,635)	$8,868
Winery use permits	4,250	-	-	4,250
Total Indefinite-life intangibles	33,753	-	(20,635)	13,118

Definite-life intangibles
Customer relationships	28,200	(12,640)	(925)	14,635
Trade names and trademarks	1,900	(876)	(660)	364
Total definite-life intangibles	30,100	(13,516)	(1,585)	14,999
Total other intangible assets	$63,853	$(13,516)	$(22,220)	$28,117

	June 30, 2023
(in thousands)	Gross Intangible	Accumulated Amortization	Accumulated Impairment Losses	Net Intangible
Indefinite-life intangibles
Trade names and trademarks	$30,102	$-	$(17,477)	$12,625
Winery use permits	6,750	-	-	6,750
Total Indefinite-life intangibles	36,852	-	(17,477)	19,375

Definite-life intangibles
Customer relationships	28,200	(9,812)	-	18,388
Trade names and trademarks	1,900	(669)	-	1,231
Total definite-life intangibles	30,100	(10,481)	-	19,619
Total other intangible assets	$66,952	$(10,481)	$(17,477)	$38,994

Intangible assets, net of $3.1 million are included in Assets held for sale in the Company's condensed consolidated balance sheet as of December 31, 2023.

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

We periodically assess whether any indicators of impairment exist related to our intangible assets. During the three months ended December 31, 2023, we identified a triggering event as a result of a decline in actual and projected revenue of certain trade names. As a result of the impairment analysis performed, the Company recorded a non-cash impairment charge of $4.7 million, which consisted of $2.0 million related to Wholesale and $1.1 million related to Direct-to-Consumer. The impairment loss arose due to a softening of the wine industry. In addition, the Company recognized an impairment charge of $1.6 million related to customer relationships and definite-lived trade names and trademarks as it continues to simplify the Direct-to-Consumer business. The impairment losses are included in intangible asset impairment losses in the consolidated statements of operations.

5. Fair Value Measurements

The following tables present assets and liabilities measured at fair value on a recurring basis:

	December 31, 2023
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$10,013	$-	$-	$10,013
Interest rate swaps (1)	-	6,140	-	6,140
Total	$10,013	$6,140	$-	$16,153

Liabilities:
Contingent consideration liabilities (2)	$-	$-	$1,241	$1,241
Total	$-	$-	$1,241	$1,241

	June 30, 2023
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$9,874	$-	$-	$9,874
Interest rate swaps (1)	-	8,986	-	8,986
Total	$9,874	$8,986	$-	$18,860

Liabilities:
Contingent consideration liabilities (2)	$-	$-	$8,656	$8,656
Total	$-	$-	$8,656	$8,656

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

(2) We assess the fair value of contingent consideration to be settled in cash related to acquisitions using probability weighted models for the various contractual earn-outs. These are Level 3 measurements. Significant unobservable inputs used in the estimated fair values of these contingent consideration liabilities include probabilities of achieving customer related performance targets, specified sales milestones, consulting milestones, changes in unresolved claims, projected revenue or changes in discount rates. The long-term portion of the contingent consideration liabilities was zero and $3.8 million as of December 31, 2023 and June 30, 2023, respectively.

The following table provides a reconciliation of liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

(in thousands)	Contingent Consideration
Balance at June 30, 2023	8,656
Acquisitions	-
Payments	(2,207)
Change in fair value	(5,208)
Balance at December 31, 2023	1,241
Less: current portion	(1,241)
Long-term portion	-

During the six months ended December 31, 2023, the Company recognized a decrease in the fair value of contingent consideration of $5.2 million from prior years' acquisitions based on a decline in actual and projected revenue for the acquired businesses over their earnout periods.

Our non-financial assets, such as indefinite-lived intangible assets and long-lived assets are adjusted to fair value when an impairment charge is recognized.

6. Commitments, Contingent Liabilities and Litigation

We are subject to a variety of claims and lawsuits that arise from time to time in the ordinary course of business. Although management believes that any pending claims and lawsuits will not have a material impact on the Company’s consolidated financial position or results of operations, the adjudication of such matters are subject to inherent uncertainties and management’s assessment may change depending on future events. The Company records a loss contingency when it is both probable and reasonably estimable. Management's estimates of loss contingencies are based on the latest information available.

Litigation

On November 14, 2022, a purported securities class action lawsuit was filed in the U.S. District Court for the District of Nevada against the Company and certain current and former members of its management team. The lawsuit is captioned Ezzes v. Vintage Wine Estates, Inc., et al. (“Ezzes“), and alleges that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder, by making material misstatements or omissions in certain of the Company's periodic reports filed with the SEC relating to, among other things, the Company’s business, operations, and prospects, including with respect to the Company’s inventory metrics and overhead burden. The lawsuit seeks an unspecified amount of damages and an award of attorney’s fees, in addition to other relief. On November 28, 2022, a second purported securities class action lawsuit, captioned Salbenblatt v. Vintage Wine Estates, Inc., et al. (“Salbenblatt”), was filed in the same court, containing similar claims and allegations, and seeking similar relief, as the Ezzes lawsuit. On February 14, 2023, the Court consolidated both actions and appointed the lead plaintiffs. The Salbenblatt action was transferred to and consolidated with the Ezzes action. On May 1, 2023, the lead plaintiffs filed a consolidated amended class action complaint (“amended complaint”). On June 30, 2023 defendants filed a motion to dismiss the amended complaint. The motion to dismiss was fully briefed on September 25, 2023, and the court dismissed the case on March 1, 2024. Pursuant to the court's ruling, the plaintiffs have 21 days from the court's ruling to amend their complaint otherwise the court will dismiss the plaintiffs' claims with prejudice. As previously noted, litigation is inherently uncertain, and the Company is unable to predict the outcome of this litigation and is unable to estimate the range of loss, if any, that could result from an unfavorable outcome. The Company also cannot provide any assurance that the ultimate resolution of this litigation will not have a material adverse effect on our reputation, business, prospects, results of operations or financial condition.

The Company is involved in two disputes with One True Vine, LLC and Jayson Woodbridge (the "Claimant") (together, the "Claimants") relating to an Asset Purchase Agreement (“APA”) and a related Non-Compete Agreement/Non-Solicitation Agreement (the “Non-Compete Agreement”) from a 2018 acquisition. Claimant has alleged that the Company did not make certain earnout payments allegedly due under the APA and has alleged that the Company misused alleged rights of publicity with respect to the brands in violation of the Non-Compete Agreement. On or about August 30, 2023, Claimants served a demand for arbitration on the Company. On October 16, 2023, the Company paid the Claimant $0.4 million. At present, Claimants collectively have not quantified the total amount of their alleged damages for all claims; however, based on information provided by claimants, the Company would anticipate that any claim of damages would likely be at least approximately $3.0 million. The Company disputes both that any amounts in excess of the accrued earn-out liability of approximately $0.4 million for the dispute period are owed and that the Company misused the alleged rights of publicity. The Company intends to vigorously defend itself against the claims. At this time, in view of the complexity and ongoing nature of the matters, we are unable to reasonably estimate a possible loss or range of loss that the Company may incur to resolve these matters or defend against these claims.

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

In January 2024, the Company was notified of alleged quality breaches in connection with production of wines for a Business-to-Business customer. The customer also alleges a potential breach of contract related to the Company's quality management systems. The Company intends to vigorously defend itself against the claims. The Company has recorded a loss contingency of $4.0 million in the three months ended December 31, 2023, which is based on the best information available to the Company as of the date of this filing. The expense is in cost of revenue on the Company's condensed consolidated statements of operations and comprehensive income.

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

Indemnification Agreements

In the ordinary course of business, we may provide indemnification of varying scope and terms to vendors, lessors, customers and other parties with respect to certain matters including, but not limited to, losses arising from a breach of representations or covenants or from intellectual property infringement claims made by third parties. These indemnities include indemnities to our directors and officers to the maximum extent permitted under applicable state laws. The maximum potential amount of future payments we could be required to make under these indemnification agreements is, in many cases, unlimited. Historically, we have not incurred any significant costs as a result of such indemnifications.

Other Commitments

Contracts exist with various growers and certain wineries to supply a significant portion of our future grape and wine requirements. Contract amounts are subject to change based upon actual vineyard yields, grape quality and changes in grape prices. Estimated future minimum grape and bulk wine purchase commitments are as follows:

(in thousands)
Year ending June 30,	Total
Remainder of 2024	$4,048
2025	10,172
2026	3,786
2027	347
2028	264
$18,617

Grape, bulk wine and cider purchases under contracts totaled $17.6 million and $15.0 million and $30.5 million and $30.8 million for the three and six months ended December 31, 2023 and 2022, respectively. As of December 31, 2023, the Company has recorded a loss contingency totaling $2.1 million relating to future bulk wine contracts, which are expected to result in a loss at the consummation of the purchase.

7. Long-Term and Other Short-Term Obligations

The following table summarizes long-term and other short-term obligations:

	December 31,	June 30,
(in thousands)	2023	2023
Note to a bank with one month interest at SOFR (5.46%) at December 31, 2023 plus 2.35%; payable in quarterly installments of $1,454 principal with applicable interest; matures in December 2027; secured by specific assets of the Company.	141,078	142,532

Capital expenditures borrowings payable at SOFR (5.46%) at December 31, 2023 plus 2.35%, payable in quarterly installments of $801 with draw expiring June 2027.	11,961	12,762

Equipment Term Loan payable at SOFR (5.46%) at December 31, 2023 plus 2.35%, payable in quarterly installments of $250 with draw expiring December 2026.	3,183	3,433

Note to a bank with interest fixed at 2.75%, payable in monthly installments of $61 principal with applicable interest; matures in March 2024.	182	541

Note to a bank with interest fixed at 7.50%, payable in monthly installments of $61 principal with applicable interest; matures in April 2026.	1,571	1,873

Delayed Draw Term Loan with interest at SOFR (5.46%) at December 30, 2023 plus 2.35%, payable in quarterly installments of $818. Matures in December 2027.	27,365	28,183
Total debt	185,340	189,324
Less: current maturities	(183,872)	(14,449)
Less: unamortized deferred financing costs	(1,468)	(1,466)
Long-term debt, net	$-	$173,409

The effective interest rate under the revolving facility was 8.5% and 3.7% as of December 31, 2023 and 2022, respectively.

On October 12, 2023, the Company entered into a fourth amendment (the “Fourth Amendment”) to the Second A&R Loan and Security Agreement by and among the Company, the Borrowers party thereto (the "Borrowers"), the Lenders party thereto (the "Lenders"), and BMO Bank, N.A., as successor in interest to Bank of the West, as Agent (the "Agent"). The Fourth Amendment, among other things: (i) waives certain existing events of default relating to the Company’s failure to comply with the financial covenants and financial reporting requirements set forth in the credit agreement for prior fiscal periods; (ii) reduces the aggregate revolving commitment and the aggregate delayed draw term loan commitment to $200,000,000 and $38,100,000, respectively; (iii) replaces the maximum debt to capitalization financial covenant with a minimum adjusted EBITDA financial covenant of not less than (1) $4,000,000 for the fiscal quarter ending September 30, 2023, (2) $17,000,000 for the two fiscal quarter period ending December 31, 2023, (3) $27,000,000 for the three fiscal quarter period ending March 31, 2024, (4) $34,000,000 for the four fiscal quarter period ending June 30, 2024, and (5) $35,000,000 for each four fiscal quarter period ending thereafter; (iv) adds a minimum liquidity covenant of $25,000,000 (or, for fiscal quarters ending in December, $15,000,000), which applies only for the fiscal quarters ending September 30, 2023 through and including December 31, 2024 (the

“Covenant Modification Period”); (v) suspends the minimum fixed charge coverage ratio covenant for the fiscal quarters ending September 30, 2023 through and including June 30, 2024 and provides for a step-down of the minimum fixed charge coverage ratio to 1.00:1.00 for the remainder of the Covenant Modification Period; (vi) adds an equity cure right for the Company in the event of future breaches of the financial covenants; (vii) reduces revolver availability by (1) $15,000,000 during the months of February through September of each year and (2) $10,000,000 during the months of October through January of each year; (viii) suspends the exercise of incremental facilities during the Covenant Modification Period; (ix) restricts all permitted acquisitions during the term of the credit facilities, unless previously approved by the required Lenders; (x) increases in the applicable margin for all credit facilities to 3.00% for the loans subject to SOFR interest rates (the "SOFR Loans") and 2.00% for the loans subject to the Adjusted Base Rate (the "ABR Loans"), which margins will step-up further if certain prepayments of the term loans are not made by certain dates prescribed in the Fourth Amendment; (xi) adds additional mandatory prepayments of (1) $10,000,000 by no later than March 31, 2024, (2) an additional $10,000,000 by no later than June 30, 2024 and (3) an additional $25,000,000 by no later than December 31, 2024; (xii) adds additional mandatory prepayments in the event that the Borrowers maintain a cash balance in excess of $20,000,000; (xiii) permits additional sales of certain real property with an aggregate appraised value of approximately $60,000,000, in addition to related personal property assets; and (xiv) adds certain additional reporting requirements to Agent and the Lenders.

Debt modification costs of $0.6 million were capitalized and $0.2 million were expensed in selling, general and administrative expenses in the Company's statements of operations related to the Fourth Amendment. In addition, $0.3 million of previously capitalized costs were expensed in selling, general and administrative expenses in the Company's statements of operations.

As of the date of this filing, the Company is not in compliance with certain covenants contained in the Second A&R Loan and Security Agreement, including (i) failure to maintain Adjusted EBITDA of $17 million for the two fiscal quarter period ended December 31, 2023, (ii) failure to deliver the agent and lenders unaudited balance sheets and the related statements of income and cash flow for the fiscal quarter ended December 31, 2023 and for the portion of the fiscal year then elapsed within 45 days after the end of such fiscal quarter, and (iii) failure to provide an executed compliance certificate for the fiscal quarter ended December 31, 2023 (collectively, the "Designated Defaults").

On February 28, 2024, the Company entered into the Forbearance Agreement with respect to the Second A&R Loan and Security Agreement under which the Agent and Lenders have agreed to forbear from enforcing their respective rights and remedies in respect to certain events of default under the agreement, subject to the terms and conditions set forth in the agreement, through March 31, 2024 (the "Forbearance Period") so long as no event of default (other than the Designated Defaults) shall occur, and the Company and the Borrowers (collectively, the "Obligors") comply with the terms of the Forbearance Agreement and otherwise do not assert a defense to their obligations under the Loan Agreement or any other loan documents or make a claim against the Agent or any Lender. The Forbearance Agreement, among other things, (a) reduces the revolving commitments under the Loan Agreement from $200 million to $180 million, (b) permits the Borrowers to continue to borrow under the Loan Agreement, subject to the terms and conditions set forth therein, during the Forbearance Period, notwithstanding the existence of the Designated Defaults, (c) increases, during the Forbearance Period, the interest rate for revolving loans outstanding or incurred under the Loan Agreement by 100 basis points, (d) provides that, during the Forbearance Period, the Borrowers will not maintain cash in excess of their projected cash needs (with any excess to be used to pay outstanding revolving loans), (e) requires the Obligors to comply with certain specified milestones with respect to business planning during the Forbearance Period and (f) requires the payment of certain fees to the Agent and the Lenders including a one-time payment to the Agent for the benefit of the Consenting Lenders, as defined in the Forbearance Agreement, equal to 7.5 basis points on the Consenting Lenders' outstanding Loans and Commitments (as modified by the Forbearance Agreement and to the extent such Commitments are not funded).

8. Stockholders' Equity

Warrants

At December 31, 2023, there were 25,646,453 warrants outstanding to purchase shares of the Company's common stock at a price of $11.50 per whole share. The 25,646,453 warrants are comprised of 18,000,000 Public Warrants (the "Public Warrants") and 7,646,453 Private Warrants (the "Private Warrants").

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

The Company will make earnout payments based on the product of the amount of adjusted EBITDA in calendar 2022, 2023 and 2024 over an EBITDA threshold, as defined in the merger agreement, and the earnout multiple of seven. No shares were issued through December 31, 2023.

Stock Options

Stock options granted under the 2021 Omnibus Incentive Plan (as amended, the "2021 Plan") prior to May 17, 2023 have a ten-year term and are subject to certain market conditions, including that the stock options only become exercisable if the volume-weighted average price per share of our common stock meets a $12.50 threshold over a 30-day consecutive trading period following the grant date. The fair value of the stock options was estimated using a Monte Carlo simulation valuation model. These stock option awards vest, except as set forth in the award agreement, in four equal installments of 25%, with the first installment vesting 18 months after the grant date with respect to an additional 25% of the total stock-based award on each of the 2nd, 3rd and 4th anniversaries of the grant date, providing in each case the employee remains in continuous employment or service with the Company or an Affiliate. Stock options granted under the 2021 Plan subsequent to May 17, 2023 are generally not subject to market conditions and vest, except as set forth in the award agreement, in four equal installments of 25%, with the first installment vesting 12 months after the grant date with an additional 25% of the total stock-based award on each of the 2nd, 3rd and 4th anniversaries of the grant date, providing in each case the employee remains in continuous employment or service with the Company or an Affiliate. Compensation expense is recognized ratably over the requisite service period.

The following table presents a summary of stock option activity under the 2021 Plan:

	Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at June 30, 2023	2,869,837	$10.31	8.80	$-
Granted	4,359,214	3.54		-
Exercised	-	-		-
Forfeited or cancelled	(860,301)	10.50		-
Outstanding at December 31, 2023	6,368,750	$5.65	9.32	$-

Total unrecognized compensation expense related to the stock options was $4.1 million, which is expected to be recognized over a weighted-average period of 5.3 years. As of December 31, 2023, 598,847 options were exercisable pending attainment of a market condition.

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

The following table presents a summary of restricted stock units' activity:

	Restricted Stock Units	Weighted-Average Grant Date Fair Value
Outstanding at June 30, 2023	1,162,439	$4.98
Granted	5,342,775	0.67
Vested	(646,833)	3.19
Forfeited or cancelled	(182,881)	5.02
Outstanding at December 31, 2023	5,675,500	$1.19

Total unrecognized compensation expense related to the restricted stock units was $3.7 million, which is expected to be recognized over a weighted-average period of 2.4 years.

During the six months ended December 31, 2023, the Company granted 151,052 fully-vested restricted stock units to a third party in consideration of consulting services rendered.

Earnings Per Share

The following table reconciles the number of common shares used to compute basic and diluted earnings per share attributable to Vintage Wine Estates, Inc., shareholders:

	Three Months Ended December 31,		Six Months Ended December 31,
(in thousands, except for per share amounts)	2023	2022	2023	2022
Net loss	$(49,383)	$(130,182)	$(64,481)	$(128,824)
Less: loss allocable to noncontrolling interest	(32)	(1,047)	(72)	(1,221)
Net loss allocable to common shareholders	$(49,351)	$(129,135)	$(64,409)	$(127,603)

Numerator – Basic EPS
Net loss allocable to common shareholders	$(49,351)	$(129,135)	$(64,409)	$(127,603)
Net loss allocated to common shareholders	$(49,351)	$(129,135)	$(64,409)	$(127,603)

Numerator – Diluted EPS
Net loss allocated to common shareholders	$(49,351)	$(129,135)	$(64,409)	$(127,603)
Net loss allocated to common shareholders	$(49,351)	$(129,135)	$(64,409)	$(127,603)

Denominator – Basic Common Shares
Weighted average common shares outstanding - Basic	59,721,395	58,941,899	59,567,221	58,880,529
Denominator – Diluted Common Shares
Weighted average common shares - Diluted	59,721,395	58,941,899	59,567,221	58,880,529

Net loss per share – basic:
Common Shares	$(0.83)	$(2.19)	$(1.08)	$(2.17)
Net loss per share – diluted:
Common Shares	$(0.83)	$(2.19)	$(1.08)	$(2.17)

The following securities have been excluded from the calculations of diluted earnings per share attributable to common shareholders because including them would have been antidilutive:

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022
Shares subject to warrants to purchase common stock	25,646,453	25,646,453	25,646,453	25,646,453
Shares subject to options to purchase common stock	6,368,750	4,199,838	6,368,750	4,199,838
Shares subject to restricted stock units	5,675,500	1,558,425	5,675,500	1,558,425
Total	37,690,703	31,404,716	37,690,703	31,404,716

9. Income Taxes

For the three months ended December 31, 2023, the effective tax rate differs from the federal statutory rate of 21% primarily due to permanent items and valuation allowance. For the six months ended December 31, 2023, the effective tax rate differs from the federal statutory rate of 21% primarily due to permanent items related to non-deductible officer compensation.

Other long-term liabilities include $0.4 million long-term income taxes payable at December 31, 2023 and June 30, 2023.

10. Related Party Transactions

On February 7, 2023, the Company and Patrick Roney, founder of VWE, entered into a letter agreement (the “Letter Agreement”) whereby Mr. Roney voluntarily elected to transition from Chief Executive Officer of the Company to Executive Chairman of the Board, effective February 7, 2023. Pursuant to the terms of the Letter Agreement, the Employment Agreement between the Company and Mr. Roney effective June 7, 2021 (the “Prior Employment Agreement”) was terminated and upon such termination the Company agreed to provide Mr. Roney his accrued but unpaid Base Salary and PTO (as defined in the Prior Employment Agreement) through February 7, 2023, and any vested amounts or benefits that he is entitled to receive under any plan, program, or policy, as described in Section 5.1 of the Prior Employment Agreement. Mr. Roney expressly waived any claim to the severance benefits described in Section 5.2(b) of the Prior Employment Agreement. On October 17, 2023, the Company and Mr. Roney

entered into an amendment to the Letter Agreement pursuant to which his annual base salary was decreased. Pursuant to the terms of the Letter Agreement, as amended, Mr. Roney will receive an annual base salary of $212,500 for his service as Executive Chairman and will be eligible to participate in the Company’s employee benefit plans and programs in accordance with their terms and eligibility requirements. In connection with his appointment as Executive Chairman, all outstanding stock options and unvested restricted stock units previously granted to Mr. Roney under the Company’s 2021 Plan ceased to vest and any unvested awards were forfeited.

The Company has a contract with Bin-to-Bottle, a storage and bottling company, partially owned by Mr. Roney, for storage purposes. The Company incurred zero and $6.0 thousand in expenses for the three months ended December 31, 2023 and 2022, respectively and $4.4 thousand and $6.0 thousand for six months ended December 31, 2023 and 2022. During the three months ended December 31, 2023, Mr. Roney sold his interest in Bin-to-Bottle.

The Company has a revenue sharing agreement with Sonoma Brands Partners II, LLC where a portion of B.R. Cohn and Clos Pegase sales during various events throughout the year go to Sonoma Brands Partners II, LLC. Sonoma Brands Partners II, LLC is managed by a member of the Company's board of directors. For the six months ended December 31, 2023 and 2022, payments to Sonoma Brands Partners II, LLC totaled $221 thousand and $232 thousand, respectively.

Also on February 7, 2023, the Board appointed Jon Moramarco, a member of the Board, as the Company’s Interim Chief Executive Officer. In connection with such appointment, the Company entered into a consulting agreement (the “Consulting Agreement”) with bw166 LLC (“bw166”) and Mr. Moramarco, pursuant to which the Company paid bw166 a monthly fee of $17,500 and reimbursed bw166 and Mr. Moramarco for reasonable business-related expenses in connection with the Interim Chief Executive Officer services provided thereunder. Additionally, the Company awarded Mr. Moramarco a one-time grant of 100,000 restricted stock units pursuant to the 2021 Plan, which will vest in full on the one-year anniversary of the grant date. Mr. Moramarco is the Managing Partner of bw166 and has a controlling interest therein. The Consulting Agreement was terminated effective October 31, 2023.

Immediate Family Member and Other Business Arrangements

We provide at-will employment to several family members of officers or directors who provide various sales, marketing and administrative services to us. Payroll and other expenses to these related parties was $110 thousand and $95 thousand for the three months ended December 31, 2023 and 2022, respectively and $234 thousand and $220 thousand for the six months ended December 31, 2023 and 2022 respectively.

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

In connection with the Separation Agreement, the Company and Ms. Wheatley entered into an asset purchase agreement (the "Wheatley APA") effective as of September 17, 2023, whereby the Company sold Ms. Wheatley all of its intellectual property rights related to its "Purple Cowboy," "Wine Sisterhood" and "Gem+Jane" trademarks for a nominal sum. Pursuant to the Wheatley APA, the Company holds a worldwide, non-exclusive license to use the Purple Cowboy intellectual property ("IP") until June 30, 2024 for the purpose of liquidating its existing Purple Cowboy inventory. Pursuant to the Wheatley APA, Ms. Wheatley is required to purchase, by December 31, 2024, all Purple Cowboy inventory held by the Company that was not sold by June 30, 2024, at cost plus shipping charges. From September 17, 2023 to June 30, 2024, the Company has agreed to make sponsorship payments to “Tough Enough to Wear Pink”, an initiative to raise money for breast cancer awareness, of all gross profits received from sales of inventory associated with the Purple Cowboy IP. The sponsorship payments are to be made at a rate of $20,000 per month with any adjustment needed to account for remaining gross profits not previously covered by the sponsorship payments to be made in the final payment in July 2024. In the event the sponsorship payments exceed the gross profits received by the Company from sales of Purple Cowboy inventory, Ms. Wheatley is required to refund such excess amount to the Company by July 30, 2024. The Company donated money to Tough Enough to Wear Pink from the profits made by the sale of Purple Cowboy, which totaled $60 thousand and $87 thousand for the three months ended December 31, 2023 and 2022 and $125 thousand and $174 thousand for the six months ended December 31, 2023 and 2022, respectively.

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

Financial Advisory Agreement

In April 2022, the Company entered into an arrangement with Global Leisure Partners LLC ("GLP") to act as a financial advisor to the Company in connection with its exploration of acquisitions, mergers, investments and other strategic matters. A director of the Company having the authority to establish policies and make decisions is an executive of GLP. Although members of the board of directors are typically independent from management, members of the board of directors would be considered management based on the definition of management in ASC 850, Related Party Disclosures. Payments to GLP totaled $50 thousand and $50 thousand for the three months ended December 31, 2023 and 2022, respectively and $100 thousand and $100 thousand for the six months ended December 31, 2023 and 2022, respectively. As of December 31, 2023, this agreement was terminated.

11. Segments

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

Other - Other is included in the tables below for the purpose of reconciliation of revenues and profit but is not considered a reportable segment. We record corporate level expenses, non-direct selling expenses and other expenses not specifically allocated to the results of operations in Other.

The following tables present net revenue and income from operations directly attributable to the Company's segments:

	Three Months Ended December 31, 2023
(in thousands)	Direct-to-Consumer	Wholesale	Business-to-Business	Other	Total
Net revenue	$23,651	$17,786	$26,552	$-	$67,989
Restructuring expense (adjustments)	$-	$(158)	$-	$-	$(158)
Loss from operations	$(8,400)	$(19,729)	$(1,305)	$(11,250)	$(40,684)

	Three Months Ended December 31, 2022
(in thousands)	Direct-to-Consumer	Wholesale	Business-to-Business	Other	Total
Net revenue	$26,472	$23,083	$28,814	$32	$78,401
Income (loss) from operations	$1,424	$(126,896)	$(1,167)	$(20,443)	$(147,082)

	Six Months Ended December 31, 2023
(in thousands)	Direct-to-Consumer	Wholesale	Business-to-Business	Other	Total
Net revenue	$41,633	$36,930	$62,700	$-	$141,263
Restructuring expense	$63	$2,131	$-	$1,650	$3,844
(Loss) Income from operations	$(6,186)	$(20,764)	$3,334	$(26,930)	$(50,545)

	Six Months Ended December 31, 2022
(in thousands)	Direct-to-Consumer	Wholesale	Business-to-Business	Other	Total
Net revenue	$46,464	$47,070	$62,994	$(47)	$156,481
Income (loss) from operations	$3,393	$(124,608)	$9,366	$(38,618)	$(150,467)

There was no inter-segment activity for any of the reporting periods presented.

Depreciation expense recognized by operating segment is summarized below:

(in thousands)	Direct-to-Consumer	Wholesale	Business-to-Business	Other	Total
For the three months ended December 31:
2023	$282	$13	$279	$449	$1,023
2022	$299	$(25)	$232	$491	$997

(in thousands)	Direct-to-Consumer	Wholesale	Business-to-Business	Other	Total
For the six months ended December 31:
2023	$599	$22	$558	$973	$2,152
2022	$590	13	$467	$941	$2,011

Amortization expense recognized by operating segment is summarized below:

(in thousands)	Direct-to-Consumer	Wholesale	Business-to-Business	Other	Total
For the three months ended December 31:
2023	$657	$853	$378	$-	$1,888
2022	$832	$596	$364	$13	$1,805

(in thousands)	Direct-to-Consumer	Wholesale	Business-to-Business	Other	Total
For the six months ended December 31:
2023	$1,252	$1,513	$758	$1	$3,524
2022	$752	$21	$5	$1,077	1,855

All of our long-lived assets are located within the United States.

12. Subsequent Events

Restructuring

On January 16, 2024, the Company's Board of Directors approved an organizational restructuring, the 2024 Plan, to monetize assets and reduce non-core lower margin product and service offerings. As part of the 2024 Plan, there is a reduction in force affecting approximately 15% of the workforce, which is expected to result in annualized cost savings of $7.1 million. The Company expects the reduction in force to be substantially complete by the end of the third quarter of fiscal 2024.

Cash expenditures for the reduction in force are estimated to be $1.5 million, substantially all of which are related to employee severance and benefits costs. The expense will be accrued in the third quarter of fiscal 2024.

Nasdaq Notice

On February 21, 2024, the Company received a letter from the Listing Qualifications Department of The Nasdaq Stock Market LLC ("Nasdaq") indicating that, because the Company has not filed its Form 10-Q within the prescribed time period, the Company is not in compliance with the timely filing requirement for continued listing under Nasdaq Listing Rule 5250(c)(1). The Nasdaq notification letter has no immediate effect on the listing or trading of the Company’s common stock. While the notice provides the Company the opportunity to submit a plan to regain compliance with Nasdaq Listing Rule 5250(c)(1) within 60 days, the Company currently expects to be in compliance with the listing qualification in that timeframe.

Forbearance Agreement

On February 28, 2024, the Company entered into a Forbearance Agreement with respect to the Second A&R Loan and Security Agreement under which the Agent and Lenders have agreed to forbear from enforcing their respective rights and remedies in respect to certain events of default under the agreement, subject to the terms and conditions set forth in the agreement, through March 31, 2024. The Forbearance Agreement, among other things, (a) reduces the revolving commitments under the Loan Agreement from $200 million to $180 million, (b) permits the Borrowers to continue to borrow under the Loan Agreement, subject to the terms and conditions set forth therein, during the Forbearance Period, notwithstanding the existence of the Designated Defaults, (c) increases, during the Forbearance Period, the interest rate for revolving loans outstanding or incurred under the Loan Agreement by 100 basis points, (d) provides that, during the Forbearance Period, the Borrowers will not maintain cash in excess of their projected cash needs (with any excess to be used to pay outstanding revolving loans), (e) requires the Obligors to comply with certain specified milestones with respect to business planning during the Forbearance Period and (f) requires the payment of certain fees to the Agent and the Lenders, including a one-time payment to the Agent for the benefit of the Consenting Lenders, as defined in the Forbearance Agreement, equal to 7.5 basis points on the Consenting Lenders' outstanding Loans and Commitments (as modified by the Forbearance Agreement and to the extent such Commitments are not funded).

Assets Held for Sale

On February 26, 2024, the Company entered into a non-binding letter of intent with respect to a proposed disposition of the stock of a subsidiary of VWE to a third-party purchaser. The sale would allow for the Company to pay down debt. The securities that would be sold under the agreement did not meet all criteria to be classified as assets held for sale as of the balance sheet date, and as such, are not presented and disclosed as assets held for sale in the consolidated financial statements.

During February 2024, the Company determined that certain standalone DTC operations are classified as assets held for sale. The assets held for sale include certain real and intangible property related to these DTC operations. The Company has received indications of interest, which lead the Company to believe that these assets will be sold within twelve months. These assets did not meet all criteria to be classified as assets held for sale as of the balance sheet date, and as such, are not presented and disclosed as assets held for sale in the consolidated financial statements.

Dismissal of Shareholder Lawsuit

On March 1, 2024, the U.S District Court for the District of Nevada dismissed a case that was filed on November 14, 2022, a purported securities class action lawsuit against the Company and certain current and former members of its management team. The lawsuit is captioned Ezzes v. Vintage Wine Estates, Inc., et al. (“Ezzes“), and alleges that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder, by making material misstatements or omissions in certain of the Company's periodic reports filed with the SEC relating to, among other things, the Company’s business, operations, and prospects, including with respect to the Company’s inventory metrics and overhead burden. On November 28, 2022, a second purported securities class action lawsuit, captioned Salbenblatt v. Vintage Wine Estates, Inc., et al. (“Salbenblatt”), was filed in the same court, containing similar claims and allegations, and seeking similar relief, as the Ezzes lawsuit. On February 14, 2023, the Court consolidated both actions and appointed the lead plaintiffs. The Salbenblatt action was transferred to and consolidated with the Ezzes action. On May 1, 2023, the lead plaintiffs filed a consolidated amended class action complaint (“amended complaint”). On June 30, 2023 defendants filed a motion to dismiss the amended complaint. The motion to dismiss was fully briefed on September 25, 2023, and the court dismissed the case on March 1, 2024. Pursuant to the court's ruling, the plaintiffs have 21 days from the court's ruling to amend their complaint otherwise the court will dismiss the plaintiffs' claims with prejudice. As previously noted, litigation is inherently uncertain, and the Company is unable to predict the outcome of this litigation and is unable to estimate the range of loss, if any, that could result from an unfavorable outcome. The Company also cannot provide any assurance that the ultimate resolution of this litigation will not have a material adverse effect on our reputation, business, prospects, results of operations or financial condition.

Nasdaq Compliance

The Company’s application for transfer to the Capital Markets was approved by Nasdaq. On March 12, 2024, VWE received confirmation that it has been allowed an additional 180-day extension for the Company to regain compliance with the minimum bid price requirement under Nasdaq Listing Rule 5450(a)(1), which requires the bid price of VWE Common Shares to close at or above US$1.00 per share for a minimum of 10 consecutive business days. The Company now has until September 9, 2024 to regain compliance.

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

Business Overview

Vintage Wine Estates, Inc. brings to market a unique portfolio of cider and Super Premium+ wines at $15+ per bottle. The Company focuses on building enduring and differentiated brands that resonate with consumers to generate increasing organic demand in the U.S. It leverages brand-affiliated wine clubs, tasting rooms, and owned ecommerce sites in conjunction with deep wholesale relationships to offer consumers a holistic, omnichannel experience. VWE’s ambition is to be one of the fastest growing players in the branded wine space with best-in-class profitability and consistent cash generation to create value for all stakeholders. The Company is doubling down on a culture that is uniquely consumer-centric and intensely data-driven in service of over fifteen core wine brands spanning approachably priced lifestyle labels and high-scoring premium brands.

Five-Point-Plan

We were presented with several new challenges in 2023, such as supply chain constraints, freight challenges, intense inflation, rapidly increasing interest rates and labor shortages which significantly impacted profitability and liquidity. To address these issues, we implemented our Five-Point Plan in the latter half of 2023, which we believe will enable us to drive stronger earnings, provide a sustainable foundation for future growth and allow us to become a leading wine and cider company that makes the highest quality, Super Premium+ wines and ciders that are accessible and approachable for consumers. We believe our Five-Point Plan, consisting of (1) margin expansion, (2) cost reduction, (3) cash management, (4) monetizing assets and (5) revenue growth will enable us to better scale and grow beyond 2024, which we anticipate will be a transition year for the Company. In 2024, our priorities under our Five-Point Plan are to deliver profitability, generate cash, and reduce debt. In order to meet these objectives our near-term goals are to simplify the business, reduce costs, improve production throughout our operations, focus on key brands, and pay down debt through the monetization of assets and reducing costs, among other things.

Our concerted effort to monetize assets has resulted in indications of interest, bids and a non-binding letter of intent across stand-alone DTC operations, certain production services businesses and other non-core assets.

Restructuring

On July 20, 2023, the Company's executive officers, authorized by the Board of Directors (the "Board") to take such action, approved an organizational restructuring plan (the "2023 Plan") to expand margin through simplification and improved execution, measurably reduce costs, improve cash management, monetize assets, reduce debt and grow revenue of its key brands. As part of the 2023 Plan, there was a reduction in force affecting approximately 25 roles, or 4% of the workforce. The total restructuring expense, substantially all of which is employee severance and related benefit costs, was $3.8 million for the six months ended December 31, 2023.

On January 16, 2024, the Company's Board of Directors approved an organizational restructuring plan (the "2024 Plan") to monetize assets and reduce non-core lower margin product and service offerings. As part of the 2024 Plan, there is a reduction in force affecting approximately 15% of the workforce, which is expected to result in annualized cost savings of $7.1 million. The Company expects the reduction in force to be substantially complete by the end of the third quarter of fiscal 2024.

Cash expenditures for the reduction in force are estimated to be $1.5 million, substantially all of which are related to employee severance and benefits costs. The expense will be accrued in the third quarter of fiscal 2024.

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

Our ability to fulfill the demand for wine is restricted by the availability of grapes. Climate change, agricultural and other factors, such as wildfires, disease, pests, extreme weather conditions, water scarcity, biodiversity loss and competing land use, impact the quality and quantity of grapes available to us for the production of wine from year to year. Our vineyards and properties, as well as other sources from which we purchase grapes, are affected by these factors. For example, the effects of abnormally high rainfall or drought in a given year may impact production of grapes, which can impact both our revenue and costs from year to year. In addition, extreme weather events such as wildfires can result in potentially significant expenses to repair or replace a vineyard or facility as well as impact the ability of grape suppliers to fulfill their obligations to us.

Due to plentiful yields from the 2023 California grape harvest as well as an over supply of bulk wine in the Pacific Northwest, the price of bulk wine has dramatically decreased during 2023. The reduction in demand for our wine coupled with our desire to simplify our business by reducing or monetizing brands has led to us carrying significant quantities of bulk wine. Due to falling prices for bulk wine, the value of our bulk wine decreased to below its historical cost requiring us to write off a portion of the value of our bulk wine inventory. Due to diminished demand for bulk wine it may be difficult for us to monetize the value of our bulk wine in the near term.

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

Net Revenue

We generate revenue from our reportable segments: Wholesale, Business-to-Business ("B2B") and Direct-to-Consumer ("DTC"). We recognize revenue from sales when obligations under the terms of a contract with our customer are satisfied. Generally, this occurs when the product is shipped, at which point title passes to the customer and control of the promised product or service is transferred to the customer. Our standard terms are free on board, or FOB, shipping point, with no customer acceptance provisions. Revenue is measured as the amount of consideration expected to be received in exchange for transferring products. We recognize revenue net of any taxes collected from customers, which are subsequently remitted to governmental authorities. We account for shipping and handling as activities to fulfill our promise to transfer the associated products. Accordingly, we record amounts billed for shipping and handling costs as a component of net sales and classify such costs as a component of costs of sales. Our products are generally not sold with a right of return, unless the product is spoiled or damaged. Historically, returns have not been significant to us.

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

Case Volumes

The primary drivers of net revenue growth in any period are attributable to changes in case volumes and changes in product mix and sales price. Case volumes represent the number of 9-liter equivalent cases of wine that we sell during a particular period. Case volumes for our DTC and Wholesale segments are an important indicator for us to determine what is driving gross margin. This metric also allows us to develop our supply and production targets for future periods for our DTC and Wholesale segments. B2B segment sales are not related to case volumes.

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

Beginning for the six months ended December 31, 2023, Adjusted EBITDA is defined as net income (loss) attributable to common stockholders before interest, income taxes, depreciation and amortization, stock-based compensation expense, casualty losses or gains, impairment losses, changes in the fair value of derivatives, restructuring-related income or expenses, and certain non-cash, non-recurring, or other items included in net income (loss) that we do not consider indicative of our ongoing operating performance. Prior to the six months ended December 31, 2023, we used net income (loss) in our calculation of Adjusted EBITDA. We believe the use of net income (loss) attributable to common stockholders in our calculation of Adjusted EBITDA is more helpful than net income (loss) in evaluating our operating performance because it excludes amounts attributable to non-controlling interests. Adjusted EBITDA margin is defined as Adjusted EBITDA divided by net revenue. Presentations of Adjusted EBITDA and Adjusted EBITDA margin for prior periods have been recast to conform to the current period presentation.

Results of Operations

Total net revenue decreased $10.4 million across all business segments to $68.0 million and gross profit decreased $40.7 million to a gross loss of $15.0 million for the three months ended December 31, 2023 compared to the three months ended December 31, 2022. The decrease in wine net revenue is primarily related to the Company's brand simplification and reallocation of resources, and the decrease in nonwine net revenue is primarily related to a decrease of $3.6 million in sales of bulk spirits. Other factors include customer program timing and softer end market demand. Total cost of revenue for the three months ended December 31, 2023 increased $30.3 million over the three months ended December 31, 2022, primarily due to an increase in inventory reserves of $32.0 million to reduce the value of non-core products and aged inventory as well as bulk wine related to the Company's narrowed brand focus. Selling, general and administrative expenses, excluding amortization expense, decreased $6.9 million resulting from decreased stock compensation expense, reduced marketing expenses on non-core product lines, improved freight management and tighter cost controls. The Company incurred goodwill and intangible asset impairments of $4.7 million and $137.9 million in the three months ended December 31, 2023 and 2022, respectively. Interest expense increased $0.5 million compared to the prior year quarter as a result of higher interest rates. These factors resulted in a net loss attributable to common stockholders of $49.4 million for the three months ended December 31, 2023 compared to net loss of $129.1 million for the three months ended December 31, 2022.

Total net revenue decreased $15.2 million to $141.3 million and gross profit decreased $45.6 million to $9.7 million for the six months ended December 31, 2023 compared to the six months ended December 31, 2022. The decrease in wine net revenue is primarily related to the Company's brand simplification and reallocation of resources, and the decrease in nonwine net revenue is primarily related to the decrease in sales of bulk spirits. Total cost of revenue for the six months ended December 31, 2023 increased $30.3 million over the six months ended December 31, 2022, primarily due to an increase in inventory reserves of $32.0 million, as noted above. Selling, general and administrative expenses, excluding amortization expense, decreased $9.6 million resulting from decreased stock compensation expense, reduced marketing expenses on non-core product lines and tighter cost controls.For the six months ended December 31, 2023, the unrealized loss on interest rate swap agreements increased $11.3 million compared to the prior period. In addition, the Company incurred restructuring expenses of $3.8 million and intangible asset impairments of $4.7 million. These expenses were offset by goodwill and intangible asset impairments of $125.3 million and $12.6 million, respectively, in the six months ended December 31, 2022. These factors resulted in a net loss attributable to common stockholders of $64.4 million for the six months ended December 31, 2023 compared to a net loss attributable to common stockholders of $127.6 million for the six months ended December 31, 2022.

In the latter half of 2023, we implemented our Five-Point Plan which we believe will enable us to drive stronger earnings, provide a sustainable foundation for future growth and allow us to become a leading wine and cider company that makes the highest quality, Super Premium+ wines and ciders. We believe our Five-Point Plan will enable us to better scale and grow beyond 2024, which we anticipate will be a transition year for the Company. As discussed above, the Company has incurred $3.8 million in restructuring expenses. Other costs related to the Five-Point Plan include, but are not limited to, $0.6 million in transportation costs related to inventory management to optimize the distribution of products and $0.6 million in temporary retention costs.

Our financial performance is classified into the following segments: Wholesale, B2B, and DTC. Our corporate operations, including centralized selling, general and administrative expenses are not allocated to the segments, as management does not believe such items directly reflect our core operations. However, we allocate re-measurements of contingent consideration and impairment of goodwill and intangible assets to our segments. Other than our long-term property, plant and equipment for wine tasting facilities, and customer lists, trademarks and trade names specific to acquired companies, our revenue-generating assets are utilized across segments.

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

Three Months Ended December 31, 2023 Compared to Three Months Ended December 31, 2022

DTC Segment Results

	Three Months Ended December 31,		Dollar	Percent
(in thousands, except %)	2023	2022	Change	Change
Net revenue	$23,651	$26,472	$(2,821)	(10.7%)
(Loss) income from operations	$(8,400)	$1,424	$(9,824)	n/m

(n/m) not meaningful

DTC net revenue for the three months ended December 31, 2023 decreased $2.8 million, or 10.7%, from the three months ended December 31, 2022. The decrease was primarily attributable to a $2.3 million decrease in revenue related to customer turnover at Vinesse and Cameron Hughes and a $1.0 million decrease in tasting rooms' and wine clubs' revenue as a result of several non-estate lifestyle wine clubs closing in March 2023. This was partially offset by a $0.7 million increase in freight revenue as the Company strives to recoup freight to customer costs.

DTC income from operations for the three months ended December 31, 2023 decreased $9.8 million from the three months ended December 31, 2022. There was a lower of cost or market adjustment of $7.9 million related to bulk wine. Also, the segment incurred intangible impairment charges of $2.7 million and finished goods inventory reserve charges of $1.8 million as a result of the company exiting certain DTC brands.

Wholesale Segment Results

	Three Months Ended December 31,		Dollar	Percent
(in thousands, except %)	2023	2022	Change	Change
Net revenue	$17,786	$23,083	$(5,297)	(22.9%)
Restructuring expense (adjustments)	$(158)	$-	$(158)	n/m
Loss from operations	$(19,729)	$(126,896)	$107,167	(84.5%)

(n/m) not meaningful

Wholesale net revenue for the three months ended December 31, 2023 decreased $5.3 million, or 22.9%, from the three months ended December 31, 2022. The decrease relates primarily to program timing that shifted to spring/summer 2024 to align with partnership scheduling changes, $2.5 million. In addition, net revenue of an externally managed brand decreased $1.9 million. We are working with the external partner on remediation efforts and alternatives.

Wholesale loss from operations for the three months ended December 31, 2023 decreased $107.2 million from the three months ended December 31, 2022. The decrease was primarily attributable to non-cash goodwill and intangible assets impairments of $116.3 million and $10.3 million, respectively, taken in the three months ended December 31, 2022. This was partially offset by bulk wine inventory reserve charges of $11.3 million and finished goods inventory reserve charges of $6.9 million.

B2B Segment Results

	Three Months Ended December 31,		Dollar	Percent
(in thousands, except %)	2023	2022	Change	Change
Net revenue	$26,552	$28,814	$(2,262)	(7.9%)
Loss from operations	$(1,305)	$(1,167)	$(138)	11.8%

B2B net revenue for the three months ended December 31, 2023 decreased $2.3 million, or 7.9%, from the three months ended December 31, 2022. The decrease was primarily attributable to decreased sales of bulk distilled spirits of $3.6 million, which was partially offset by an increase in private label wine sales of $1.1 million.

B2B loss from operations for the three months ended December 31, 2023 decreased $0.1 million, or 11.8%, from the three months ended December 31, 2022. The segment benefited from a decrease in goodwill and intangible impairment charges of $9 million. This was offset by a decrease in sales of $2.3 million, bulk wine inventory reserve charges of $4.1 million and a loss contingency reserve of $4.0 million.

Six Months Ended December 31, 2023 Compared with Six Months Ended December 31, 2022

DTC Segment Results

The following table presents summary financial data for our DTC segment:

	Six Months Ended December 31,		Dollar	Percent
(in thousands, except %)	2023	2022	Change	Change
Net revenue	$41,633	$46,464	$(4,831)	(10.4%)
Restructuring expense (adjustments)	$63	$-	$63	n/m
(Loss) income from operations	$(6,186)	$3,393	$(9,579)	n/m

(n/m) not meaningful

DTC net revenue declined $4.8 million, or 10.4%, from the six months ended December 31, 2022. The decline was primarily attributable to a decrease in digital marketing sales resulting from brand simplification and reallocation of resources.

DTC loss from operations increased $9.6 million from the six months ended December 31, 2022. There was a lower of cost or market adjustment of $7.9 million related to bulk wine. Also, the segment incurred intangible impairment charges of $2.7 million and finished goods inventory reserve charges of $1.8 million as a result of the company exiting certain DTC brands.

Wholesale Segment Results

The following table presents summary financial data for our Wholesale segment:

	Six Months Ended December 31,		Dollar	Percent
(in thousands, except %)	2023	2022	Change	Change
Net revenue	$36,930	$47,070	$(10,140)	(21.5%)
Restructuring expense (adjustments)	$2,131	$-	$2,131	n/m
Loss from operations	$(20,764)	$(124,608)	$103,844	(83.3%)

(n/m) not meaningful

Wholesale net revenue decreased $10.1 million, or 21.5%, for the six months ended December 31, 2023 compared to the six months ended December 31, 2022. The decrease is primarily related to a decrease in net revenue for an externally managed brand of $3.5 million. There was also a decrease of $3.5 million due to various program timing differences and changes.

Wholesale loss from operations decreased $103.8 million, or 83.3%, from the six months ended December 31, 2022. This change was primarily attributable to a decrease in non-cash goodwill and intangible asset impairments of $116.3 million and $10.3 million, respectively, in the current period. This was partially offset by bulk wine inventory reserve charges of $11.3 million and finished goods inventory reserve charges of $6.9 million resulting from the Company's narrowed brand focus.

B2B Segment Results

The following table presents summary financial data for our B2B segment:

	Six Months Ended December 31,		Dollar	Percent
(in thousands, except %)	2023	2022	Change	Change
Net revenue	$62,700	$62,994	$(294)	(0.5%)
Income from operations	$3,334	$9,366	$(6,032)	(64.4%)

B2B net revenue decreased $0.3 million, or 0.5%, in the six months ended December 31, 2023 compared to the six months ended December 31, 2022.

B2B income from operations decreased $6.0 million, or 64.4%, from the six months ended December 31, 2022. The decrease was primarily related to bulk wine inventory reserve charges of $4.1 million, a loss contingency reserve of $4.0 million and a decrease in margin for bulk spirits sales.

Case Volumes

The following table summarizes 9-liter equivalent cases by the DTC and Wholesale segments:

	Three Months Ended December 31,
(in thousands)	2023	2022	Unit Change	% Change
Direct-to-Consumer	106	125	-19	-15.2%
Wholesale	357	453	-96	-21.2%
Total case volume	463	578	-115	-19.9%

	Six Months Ended December 31,
(in thousands)	2023	2022	Unit Change	% Change
Direct-to-Consumer	182	224	-42	-18.8%
Wholesale	806	992	-186	-18.8%
Total case volume	988	1,216	-228	-18.8%

Non-GAAP Financial Measures

The following is a reconciliation of net (loss) income attributable common stockholders to Adjusted EBITDA and net (loss) income attributable to common stockholders margin to Adjusted EBITDA margin for the periods presented:

	Three Months Ended		Six Months Ended
(in thousands)	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022
Net (loss) income attributable to common stockholders	$(49,351)	$(129,135)	$(64,409)	$(127,603)
Goodwill and intangible asset impairment losses	4,742	137,928	4,742	137,928
Interest expense	6,119	5,650	11,044	9,031
Depreciation Expense	3,995	3,860	8,126	7,856
Restructuring expenses*	(158)	-	3,844	-
Amortization expense	1,888	1,805	3,524	3,616
Stock-based compensation expense	1,277	3,250	2,546	6,690
Income tax provision	(199)	(23,652)	45	(22,178)
Net loss (gain) on interest rate swap agreements	2,726	839	2,821	(8,488)
Loss (gain) on insurance and litigation proceeds	148	-	148	(530)
(Gain) loss on disposition of assets	(2)	4,430	(799)	4,430
Adjusted EBITDA	$(28,815)	$4,975	$(28,368)	$10,752
Net revenues	$67,989	$78,401	$141,263	$156,481
Net Income (loss) attributable to common stockholders margin	n/m	(60.7)%	n/m	(122.6)%
Adjusted EBITDA margin	n/m	6.3%	n/m	6.9%

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

Liquidity and Capital Resources

As a result of the uncertainties discussed below, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern within one year after the date that these financial statements were issued. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might result from the outcome of this uncertainty.

Debt

As of the date of this filing, the Company is not in compliance with certain financial covenants contained in the Second A&R Loan and Security Agreement (defined in Note 1), including (i) failure to maintain Adjusted EBITDA of $17 million for the two fiscal quarter period ended December 31, 2023, (ii) failure to deliver the agent and lenders unaudited balance sheets and the related statements of income and cash flow for the fiscal quarter ended December 31, 2023 and for the portion of the fiscal year then elapsed within 45 days after the end of such fiscal quarter, and (iii) failure to provide an executed compliance certificate for the fiscal quarter ended December 31, 2023, which are events of default. Upon an event of default under the Second A&R Loan and Security Agreement, the lender has the right to accelerate the maturity of the debt thereunder.

However, on February 28, 2024, the Company entered into a Forbearance Agreement (defined in Note 1) with respect to the Second A&R Loan and Security Agreement under which the Agent and Lenders have agreed to forbear from enforcing their respective rights and remedies in respect to certain events of default under the agreement, subject to the terms and conditions set forth in the agreement, through March 31, 2024 so long as no event of default (other than the Designated Defaults) shall occur, and the Obligors comply with the terms of the Forbearance Agreement and otherwise do not assert a defense to their obligations under the Loan Agreement or any other loan documents or make a claim against the Agent or any Lender. The Forbearance Agreement, among other things, (a) reduces the revolving commitments under the Loan Agreement from $200 million to $180 million, (b) permits the Borrowers to continue to borrow under the Loan Agreement, subject to the terms and conditions set forth therein, during the Forbearance Period, notwithstanding the existence of the Designated Defaults, (c) increases, during the Forbearance Period, the interest rate for revolving loans outstanding or incurred under the Loan Agreement by 100 basis points, (d) provides that, during the Forbearance Period, the Borrowers will not maintain cash in excess of their projected cash needs (with any excess to be used to pay outstanding revolving loans), (e) requires the Obligors to comply with certain specified milestones with respect to business planning during the Forbearance Period and (f) requires the payment of certain fees to the Agent and the Lenders, including a one-time payment to the Agent for the benefit of the Consenting Lenders, as defined in the Forbearance Agreement, equal to 7.5 basis points on the Consenting Lenders' outstanding Loans and Commitments (as modified by the Forbearance Agreement and to the extent such Commitments are not funded).

The Company is currently in discussions with its Lenders regarding potential amendments, however, whether an amendment, waiver or extension of the Forbearance Period is obtained is not within the Company's control, and there can be no assurances that our Lenders and Agent will not accelerate the maturity of the debt. If acceleration occurs, the Company does not have sufficient cash to repay the outstanding debt and would likely be forced to seek bankruptcy protection.

On October 12, 2023, the Company entered into a fourth amendment (the “Fourth Amendment”) to the Second A&R Loan and Security Agreement by and among the Company, the Borrowers party thereto (the "Borrowers"), the Lenders party thereto (the "Lenders"), and BMO Bank, N.A., as successor in interest to Bank of the West (the "Agent"). The Fourth Amendment, among other things: (i) waives certain existing events of default relating to the Company’s failure to comply with the financial covenants and financial reporting requirements set forth in the credit agreement for prior fiscal periods; (ii) reduces the aggregate revolving commitment and the aggregate delayed draw term loan commitment to $200,000,000 and $38,100,000, respectively; (iii) replaces the maximum debt to capitalization financial covenant with a minimum adjusted EBITDA financial covenant of not less than (1) $4,000,000 for the fiscal quarter ending September 30, 2023, (2) $17,000,000 for the two fiscal quarter period ending December 31, 2023, (3) $27,000,000 for the three fiscal quarter period ending March 31, 2024, (4) $34,000,000 for the four fiscal quarter period ending June 30, 2024, and (5) $35,000,000 for each four fiscal quarter period ending thereafter; (iv) adds a minimum liquidity covenant of $25,000,000 (or, for fiscal quarters ending in December, $15,000,000), which applies only for the fiscal quarters ending September 30, 2023 through and including December 31, 2024 (the “Covenant Modification Period”); (v) suspends the minimum fixed charge coverage ratio covenant for the fiscal quarters ending September 30, 2023 through and including June 30, 2024 and provides for a step-down of the minimum fixed charge coverage ratio to 1.00:1.00 for the remainder of the Covenant Modification Period; (vi) adds an equity cure right for the Company in the event of future breaches of the financial covenants; (vii) reduces revolver availability by (1) $15,000,000 during the months of February through September of each year and (2) $10,000,000 during the months of October through January of each year; (viii) suspends the exercise of incremental facilities during the Covenant Modification Period; (ix) restricts all permitted acquisitions during the term of the credit facilities, unless previously approved by the required Lenders; (x) increases in the applicable margin for all credit facilities to 3.00% for the loans subject to SOFR interest rates (the "SOFR Loans") and 2.00% for the loans subject to the Adjusted Base Rate (the "ABR Loans"), which margins will step-up further if certain prepayments of the term loans are not made by certain dates prescribed in the Fourth Amendment; (xi) adds additional mandatory prepayments of (1) $10,000,000 by no later than March 31, 2024, (2) an additional $10,000,000 by no later than June 30, 2024 and (3) an additional $25,000,000 by no later than December 31, 2024; (xii) adds additional mandatory prepayments in the event that the Borrowers maintain a cash balance in excess of $20,000,000; (xiii) permits additional sales of certain real property with an aggregate appraised value of approximately $60,000,000, in addition to related personal property assets; and (xiv) adds certain additional reporting requirements to Agent and the Lenders.

We continue to implement our Five-Point Plan, which we believe will enable us to drive stronger earnings power, provide a sustainable foundation for future growth and allow us to continue as a leading vintner with a strong portfolio of affordable luxury brands, by focusing on the plan's five priorities: (1) margin expansion, (2) cost reduction, (3) cash management, (4) monetizing assets, and (5) revenue growth. In 2024, our priorities under our Five-Point Plan are to deliver profitability, generate cash, and reduce debt. In order to meet these objectives our near-term goals are to simplify the business, reduce costs, improve production throughout our operations, focus on key brands, and pay down debt through the monetization of assets and reducing costs, among other things. Currently, the priority is asset monetization, since it is a key driver in deleveraging, in addition to working capital management and optimization in order to fund operations.

There can be no assurances that the Company will be able to successfully implement these strategies, or if successfully implemented, that we will see the expected benefits from such strategies. Additionally, there can be no assurances that any benefits from cost reduction strategies will enable the Company to be compliant with its financial covenants or provide the Company with sufficient cash to pay the outstanding debt on the Second A&R Loan and Security Agreement if accelerated by the lender.

Cash and Cash Equivalents

Our cash and cash equivalents balance was $21.4 million at December 31, 2023 compared to $18.2 million at June 30, 2023, exclusive of restricted cash. At December 31, 2023, our cash and cash equivalents were held in cash depository accounts with major banks.

Working Capital

As of December 31, 2023, the Company has a working capital deficit of $114.3 million, which is a decrease of $195.9 million compared to June 30, 2023. The decrease is primarily related to the reclassification of long-term debt to current. Refer to the Debt section above for discussion on the reclassification of long-term debt to current.

Cash Flows

The table below presents a summary of our sources and uses of cash:

	December 31,
(in thousands)	2023	2022	Change
Operating activities	$7,405	$1,050	$6,355
Investing activities	$(4,982)	$380	$(5,362)
Financing activities	$956	$(9,295)	$10,251

Operating Activities

Net cash provided by operating activities was $7.4 million for the six months ended December 31, 2023 compared to net cash provided by operating activities of $1.1 million for the six months ended December 31, 2022, representing an increase in net cash provided of $6.4 million, primarily related to changes in inventory and prepaid expenses, including insurance and bulk wine deposits.

Investing Activities

Net cash used in investing activities was $5.0 million for the six months ended December 31, 2023, compared to net cash provided by investing activities of $0.4 million for the six months ended December 31, 2022, representing an increase in net cash used of $5.4 million. Cash flows from investing activities are utilized primarily to fund capital expenditures for new assets and improvements to existing assets and other corporate assets. The increase in net cash used for the six months ended December 31, 2023, was attributable to a decrease in proceeds from the sale of assets of $7.3 million in the current period when compared to the prior year period, partially offset by a decrease in capital expenditures of $2.0 million.

Financing Activities

Net cash provided by financing activities was $1.0 million for the six months ended December 31, 2023 compared to net cash used of $9.3 million by financing activities for the six months ended December 31, 2022, representing an increase in net cash provided of $10.3 million, primarily due to an increase in net borrowings on the line of credit.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as a result of material weaknesses in our internal control over financial reporting as discussed below, our disclosure controls and procedures were not effective as of December 31, 2023. Management’s conclusion was based on discoveries and observations made during the 2022 and 2023 audits.

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

Management's Plan to Remediate the Material Weaknesses

In October 2023 the Company engaged a globally recognized Assurance and Advisory firm to assist in remediation efforts including risk assessment and SOX framework evaluation, process design walkthroughs, key control identification, control gap and process improvement assessment, training, and control operating effectiveness testing. This firm will leverage the work the Company began performing in fiscal 2023, which included performing comprehensive process walkthroughs and designing and implementing additional controls and procedures to mitigate the risk of material misstatement. The Company has completed its enterprise risk assessment, and the assessment was approved by the Audit Committee of the Board of Directors. We have improved user access review processes, completed several walkthroughs and are prioritizing opportunities for improvement.

Management continues to strengthen key functions throughout the organization including, but not limited to, the accounting and financial reporting teams. We have added and filled a new position effective July 2023, Director of Technical Accounting. This position will improve the Company’s ability to assess, conclude and implement new accounting pronouncements as well as other technical accounting matters. We have added new leadership positions in operations, Vice President of Supply Chain (July 2023) and Vice President of Production (October 2023). Additionally, we have added and filled an Accounts Payable Manager position. These positions will assist in focused control work, including improved cutoff and receiving procedures. In addition, we have augmented staffing needs with contractors to assist in performing and supporting day-to-day operations. The Company intends to continue to assess its staffing needs in order to continually implement process improvements and address any gaps in its internal control processes. As of the date of this report, the Company continues to utilize contractors to support day-to-day operations.

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

The Company issued an updated policy on Travel & Expense Reimbursement. Key process improvements include immediate elimination of manual travel and expense reimbursements, mandatory use of the travel & expense management system, systematic controls requiring receipt submission and manager approval workflow.

The Company onboarded a new Chief Executive Officer, effective October 2023, a new Chief Marketing Officer, effective January 2024, and a Senior Vice President of Partnerships, effective February 2024 to continue its focus on better alignment with the business opportunities and improved communications and collaboration.

Changes in Internal Control Over Financial Reporting

Except for the changes described above intended to remediate the material weaknesses identified in the Company’s internal control over financial reporting, which efforts continued into the six months ended December 31, 2023, there were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II—Other Information

Item 1. Legal Proceedings

On November 14, 2022, a purported securities class action lawsuit was filed in the U.S. District Court for the District of Nevada against the Company and certain current and former members of its management team. The lawsuit is captioned Ezzes v. Vintage Wine Estates, Inc., et al. (“Ezzes“), and alleges that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder, by making material misstatements or omissions in certain of the Company's periodic reports filed with the SEC relating to, among other things, the Company’s business, operations, and prospects, including with respect to the Company’s inventory metrics and overhead burden. The lawsuit seeks an unspecified amount of damages and an award of attorney’s fees, in addition to other relief. On November 28, 2022, a second purported securities class action lawsuit, captioned Salbenblatt v. Vintage Wine Estates, Inc., et al. (“Salbenblatt”), was filed in the same court, containing similar claims and allegations, and seeking similar relief, as the Ezzes lawsuit. On February 14, 2023, the Court consolidated both actions and appointed the lead plaintiffs. The Salbenblatt action was transferred to and consolidated with the Ezzes action. On May 1, 2023, the lead plaintiffs filed a consolidated amended class action complaint (“amended complaint”). On June 30, 2023 defendants filed a motion to dismiss the amended complaint. The motion to dismiss was fully briefed on September 25, 2023, and the court dismissed the case on March 1, 2024. Pursuant to the court's ruling, the plaintiffs have 21 days from the court's ruling to amend their complaint otherwise the court will dismiss the plaintiffs' claims with prejudice. As previously noted, litigation is inherently uncertain, and the Company is unable to predict the outcome of this litigation and is unable to estimate the range of loss, if any, that could result from an unfavorable outcome. The Company also cannot provide any assurance that the ultimate resolution of this litigation will not have a material adverse effect on our reputation, business, prospects, results of operations or financial condition.

From time to time, the Company may become subject to legal proceedings, claims and litigation arising in the ordinary course of business that could have a material adverse effect on our business, results of operations or financial condition. In addition, the Company may receive letters alleging infringement of patent or other intellectual property rights. Except as noted above, there are no material updates to the matters previously disclosed in “Part I, Item 3 — Legal Proceedings” of our Annual Report on Form 10-K for the fiscal year ended June 30, 2023 and "Part II, Item 1 - Legal Proceedings" of our Quarterly Report on Form 10-Q for the period ended September 30, 2023. The Company is not currently a party to any other material legal proceedings, nor is it aware of any pending or threatened litigation that, in the Company’s opinion, would have a material adverse effect on the business, operating results, cash flows or financial condition should such litigation be resolved unfavorably.

Item 1A. Risk Factors

Important risk factors that could affect our operations and financial performance, or that could cause results or events to differ from current expectations, are described in "Part I, Item 1A — Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended June 30, 2023, as supplemented by the information set forth below.

Our management has identified that there is a substantial doubt about our ability to continue as a going concern.

The Company is not in compliance with its debt covenants as of December 31, 2023 as required per our Second A&R Loan and Security Agreement. With an event of default under the Second A&R Loan and Security Agreement, the lender has the right to accelerate the maturity of the debt thereunder. If acceleration occurs, the Company does not have sufficient cash to repay the outstanding debt. The Company is currently in discussions with its lenders regarding potential amendments and waivers to the related financial covenants, however, whether an amendment or waiver is obtained is not within the Company's control, and therefore cannot be deemed probable.

We continue to implement our Five-Point Plan, which we believe will enable us to drive stronger earnings power, provide a sustainable foundation for future growth and allow us to continue as a leading vintner with a strong portfolio of affordable luxury brands, by focusing on the plan's five priorities: (1) margin expansion, (2) cost reduction, (3) cash management, (4) monetizing assets, and (5) revenue growth. In 2024, our priorities under our Five-Point Plan are to deliver profitability, generate cash, and reduce debt. In order to meet these objectives our near-term goals are to simplify the business, reduce costs, improve production throughout our operations, focus on key brands, and pay down debt through the monetization of assets and reducing costs, among other things. Currently, the priority is asset monetization, since it is a key driver in deleveraging, in addition to working capital management and optimization in order to fund operations.

There can be no assurances that the Company will be able to successfully implement these strategies, or if successfully implemented, that we will see the expected benefits from such strategies. Additionally, there can be no assurances that any benefits from cost reduction strategies will enable the Company to be compliant with its financial covenants or provide the Company with sufficient cash to pay the outstanding debt on the Second A&R Loan and Security Agreement if accelerated by the lender.

As a result of these uncertainties, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the unaudited financial statements included in this Form 10-Q for the period ended December 31, 2023 were issued. The condensed consolidated financial statements do not include any adjustments that might result if we are unable to continue as a going concern. If we are unable to continue as a going concern, holders of our securities might lose their entire investment. These factors, among others, may make it difficult to raise any additional capital and may cause us to be unable to continue to operate our business or force us to seek bankruptcy protection.

We may not be able to repay, refinance, or restructure our substantial indebtedness owed to our lenders, which would have a material adverse effect on our financial condition and may cause us to seek bankruptcy protection.

The VWE credit facility contains various covenants and restrictions including financial debt covenants. The Company did not meet certain financial debt covenants as required per our Second Amended and Restated Loan and Security Agreement (the "Second A&R Loan and Security Agreement") beginning with the quarter ended December 31, 2023, which constitutes an event of default. If the event of default is not cured or waived, the payment of the Company’s outstanding debt under the Second A&R Loan and Security Agreement may be accelerated.

If the lender accelerates the maturity of the indebtedness under the Second A&R Loan and Security Agreement, we do not have sufficient cash to repay the outstanding debt on a timely basis, if at all, and there is no guarantee that we would be able to repay, refinance or restructure the outstanding balance due under the Second A&R Loan and Security Agreement. Management is actively engaged in conversations with the lender under the Second A&R Loan and Security Agreement regarding potential amendments and waivers to the related financial covenants, however, whether an amendment or waiver is obtained is not within the Company's control, and therefore cannot be deemed probable.

The outstanding principal balance under the Second A&R Loan and Security Agreement was $305.6 million as of December 31, 2023. If we are unable to monetize assets or raise additional capital, we would not have sufficient cash on hand or available liquidity that can be utilized to repay the outstanding debt if the lender accelerated the maturity of all amounts outstanding under the Second A&R Loan and Security Agreement. The lender has the right to exercise its rights and remedies to collect, which includes foreclosing on our assets if we are unable to pay the amounts due. Accordingly, a default leading to the lender accelerating the maturity of the indebtedness under the Second A&R Loan and Security Agreement would have a material adverse effect on our business and, if the lender exercises its rights and remedies, we would likely be forced to seek bankruptcy protection.

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

As a result of the covenants and other restrictions contained in its credit facility, VWE is limited in how it may choose to conduct its business. VWE cannot guarantee that it will be able to regain compliance with these covenants and other restrictions or be able to obtain waivers for noncompliance in the future. Failure to comply with the covenants and other restrictions contained in its debt instruments would likely have adverse effects on its financial condition and business by impairing its ability to continue financing its business.

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

The Company did not meet certain financial debt covenants as required per our Second A&R Loan and Security Agreement beginning with the quarter ended December 31, 2023, which constitutes an event of default. If the event of default is not cured or waived, the payment of the Company’s outstanding debt under the Second A&R Loan and Security Agreement may be accelerated. The outstanding principal balance under the Second A&R Loan and Security Agreement was $305.6 million as of December 31, 2023. If we are unable to monetize assets or raise additional capital, we would not have sufficient cash on hand or available liquidity that can be utilized to repay the outstanding debt if the lender accelerated the maturity of all amounts outstanding under the Second A&R Loan and Security Agreement. Accordingly, if the lender exercises its rights and remedies by accelerating the maturity of the indebtedness under the Second A&R Loan and Security Agreement, it would have a material adverse effect on our business and we would likely be forced to seek bankruptcy protection.

Our ability to comply with the covenants, restrictions and specified financial ratios contained in the Second A&R Loan and Security Agreement may be affected by events beyond our control, including prevailing economic, financial, and industry conditions. Even if we are able to comply with all of the applicable covenants, the restrictions on our ability to manage our business in our sole discretion could adversely affect our business by, among other things, limiting our ability to take advantage of financings, mergers, acquisitions, and other corporate opportunities that we believe would be beneficial to us.

We are currently not in compliance with the Nasdaq continued listing requirements. If we are unable to regain compliance with Nasdaq’s listing requirements, our securities could be delisted, which could affect our common stock’s market price and liquidity and reduce our ability to raise capital.

On September 13, 2023, we received a letter from the Listing Qualifications Staff of The Nasdaq Stock Market LLC (“Nasdaq”) indicating that, based upon the closing bid price of our common stock for the last 30 consecutive business days, we no longer meet Nasdaq Listing Rule 5450(a)(1), which requires listed companies to maintain a minimum bid price of at least $1 per share.

We did not regain compliance with the minimum bid price requirement by March 11, 2024, the end of the initial 180-day compliance period. On March 1, 2024, Nasdaq approved our application to transfer to the Nasdaq Capital Market, and, on March 12, 2024, we were granted a second 180-day compliance period to regain compliance with the minimum bid price requirement by September 9, 2024.

We intend to monitor the closing bid price of our common stock and consider our available options in the event the closing bid price of our common stock remains below $1 per share. On December 12, 2023, our stockholders approved a proposal to amend our Articles of Incorporation to effectuate a reverse stock split of our issued and outstanding shares of common stock, at a ratio of no less than 1-for-5 and no more than 1-for-25 (the "Reverse Stock Split"), with the final decision of whether to proceed with the Reverse Stock Split, the effective time of the Reverse Stock Split, and the exact ratio of the Reverse Stock Split to be determined by our Board of Directors, in its sole discretion and without further action by our stockholders, for a period of up to one year from December 12, 2023. We may implement the Reverse Stock Split, if approved by the Board, as a means to regain compliance with the Nasdaq minimum bid price requirement during the second 180-day compliance period. There can be no assurance that, if we were to effect the Reverse Stock Split, the Reverse Stock Split would cause our common stock to meet the bid price requirement. If we fail to regain compliance with the Nasdaq continued listing standards, Nasdaq will provide notice that our common stock will be subject to delisting. We would then be entitled to appeal that determination to a Nasdaq hearings panel.

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

We plan to sell certain assets; however, we may be unable to sell these assets at acceptable terms and conditions, if at all, or within targeted timeframes.

As part of our turnaround strategy, we plan, from time to time, to sell certain assets, with the primary purpose of paying down debt. As we actively market and look to sell certain assets, general economic conditions, rising interest rates, and/or asset-specific issues may negatively affect the value of our assets, prevent us from selling the asset on acceptable terms, or prevent us from selling assets quickly enough. We cannot guarantee that we will be able to consummate any such sales on commercially reasonable terms or at all, or that we will realize any anticipated benefits from such sales. Dispositions of assets can be particularly difficult in a challenging economic environment as financing alternatives are often limited for potential buyers. As a result, economic conditions and rising interest rates may prevent potential purchasers from obtaining financing on acceptable terms, if at all, thereby delaying or preventing our ability to sell the assets selected for disposition. Additionally, there is no assurance that we will successfully close a sale once a letter of intent has been entered into, whether binding or non-binding, or once an agreement has been signed. Our inability to sell assets, or to sell such assets at attractive prices, could have an adverse impact on our ability to realize proceeds to repay our debt and execute our long-term strategy. In addition, even if we are successful in consummating sales of certain assets, such dispositions may result in losses.

Item 5. Other Information

None of the Company's directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the quarter ended December 31, 2023, as such terms are defined under Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit Number	Description of Exhibit

10.1†

Amendment Number Four to Second Amended and Restated Loan and Security Agreement and Waiver, dated as of October 12, 2023, by and among Vintage Wine Estates, Inc., certain subsidiaries of Vintage Wine Estates, Inc. party thereto, certain financial institutions party thereto, and BMO Bank N.A., as successor in interest to Bank of the West, as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on October 13, 2023).†

10.2

Amendment dated October 17, 2023 to Letter Agreement dated February 7, 2023, between Vintage Wine Estates, Inc. and Patrick Roney (incorporated by reference to Exhibit 10.4 to the Company's Form 10-Q filed with the SEC on November 14, 2023).*◆

10.3

Forbearance Agreement, dated as of February 28, 2024, by and among the Borrowers, the Administrative Agent, each of the Lenders party thereto, and each of the holders party thereto (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed with the SEC on March 5, 2023).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.*

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.*

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).*

*	Filed herewith.

**	Furnished herewith.
◆	Indicates management compensatory plan, contract or arrangement.

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

Vintage Wine Estates, Inc.

Date: March 12, 2024	By:	/s/ SETH KAUFMAN
	Name:	Seth Kaufman
	Title:	President and Chief Executive Officer

Date: March 12, 2024	By:	/s/ KRISTINA JOHNSTON
	Name:	Kristina Johnston
	Title:	Chief Financial Officer