Form 10-Q
period 2024-03-31
Vintage Wine Estates, Inc.
filed 2024-05-15
CIK 1834045

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to______

Commission file number 001-40016

Vintage Wine Estates, Inc.

(Exact name of registrant as specified in its charter)

Nevada	87-1005902
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

205 Concourse Boulevard

Santa Rosa, California 95403

(Address of principal executive offices) (Zip code)

Registrant’s telephone number, including area code: (877) 289-9463

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, no par value per share	VWE	The Nasdaq Capital Market
Warrants to purchase common stock	VWEWW	The Nasdaq Capital Market

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

As of May 10, 2024, 62,814,389 shares of the registrant’s common stock were outstanding.

Part I—Financial Information

Item 1. Financial Statements

VINTAGE WINE ESTATES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	March 31, 2024	June 30, 2023
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$24,106	$18,233
Restricted cash	201	-
Accounts receivable, net	16,104	24,561
Other receivables	371	507
Inventories	132,887	201,363
Assets held for sale, net	56,565	511
Current interest rate swap asset	4,341	4,669
Prepaid expenses	13,830	14,895
Total current assets	248,405	264,739
Property, plant, and equipment, net	173,065	215,967
Operating lease right-of-use assets	29,058	32,945
Finance lease right-of-use-assets	513	630
Intangible assets, net	22,670	38,994
Interest rate swap asset	2,157	4,317
Other assets	2,765	3,562
Total assets	$478,633	$561,154
Liabilities, redeemable noncontrolling interest, and stockholders' equity
Current liabilities:
Line of credit	$141,635	$115,444
Accounts payable	15,094	20,413
Accrued liabilities and other payables	16,119	19,668
Accrued employee compensation	9,087	6,618
Current operating lease liabilities	6,358	6,243
Current finance lease liabilities	242	304
Current maturities of long-term debt	180,170	14,449
Total current liabilities	368,705	183,139
Other long-term liabilities	393	4,196
Long-term debt, less current maturities	-	173,409
Long-term operating lease liabilities	23,914	26,792
Long-term finance lease liabilities	279	334
Deferred tax liability	175	506
Total liabilities	393,466	388,376
Commitments and contingencies (Note 7)
Redeemable noncontrolling interest	246	262
Stockholders' equity:
Preferred stock, no par value, 2,000,000 shares authorized, and none issued and outstanding at March 31, 2024 and June 30, 2023.	-	-
Common stock, no par value, 200,000,000 shares authorized, 62,814,389 issued and 59,942,495 outstanding at March 31, 2024 and 62,234,028 issued and 59,362,134 outstanding at June 30, 2023.	-	-
Additional paid-in capital	384,745	381,689
Treasury stock, at cost: 2,871,894 shares held at March 31, 2024 and June 30, 2023.	(26,034)	(26,034)
Accumulated deficit	(272,871)	(182,308)
Total Vintage Wine Estates, Inc. stockholders' equity	85,840	173,347
Noncontrolling interests	(919)	(831)
Total stockholders' equity	84,921	172,516
Total liabilities, redeemable noncontrolling interest, and stockholders' equity	$478,633	$561,154

See notes to unaudited condensed consolidated financial statements.

VINTAGE WINE ESTATES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

(Unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023
Net revenue
Wine, spirits and cider	$32,303	$41,276	$131,804	$147,252
Nonwine	13,362	23,375	55,124	73,880
Total revenue	45,665	64,651	186,928	221,132
Cost of revenue
Wine, spirits and cider	24,016	37,575	126,344	107,251
Nonwine	11,149	13,800	40,367	45,329
Total cost of revenue	35,165	51,375	166,711	152,580
Gross profit	10,500	13,276	20,217	68,552
Selling, general, and administrative expenses	24,158	26,506	78,168	90,094
Amortization expense	1,055	1,813	4,579	5,429
Goodwill impairment losses	-	-	-	125,285
Intangible impairment losses	360	-	5,102	12,643
Gain on remeasurement of contingent liability	(1,065)	-	(6,273)	(3,289)
Restructuring expense	1,286	-	5,130	-
(Gain) loss on insurance and litigation	-	(884)	148	(1,414)
Loss (gain) on sale of assets and assets held for sale	5,241	(5,977)	4,442	(1,546)
Loss from operations	(20,535)	(8,182)	(71,079)	(158,650)
Other income (expense)
Interest expense	(6,108)	(4,291)	(17,152)	(13,322)
Net gain (loss) on interest rate swap agreements	357	(3,596)	(2,464)	4,892
Loss on extinguishment of debt	-	-	-	(479)
Other, net	(129)	(161)	(155)	326
Total other (expense) income, net	(5,880)	(8,048)	(19,771)	(8,583)
Loss before provision for income taxes	(26,415)	(16,230)	(90,850)	(167,233)
Income tax benefit	(228)	(2,702)	(183)	(24,880)
Net loss	(26,187)	(13,528)	(90,667)	(142,353)
Net loss attributable to the noncontrolling interests	(33)	(14)	(104)	(1,235)
Net loss attributable to common stockholders	$(26,154)	$(13,514)	$(90,563)	$(141,118)

Net earnings per share allocable to common stockholders
Basic	$(0.44)	$(0.23)	$(1.52)	$(2.39)
Diluted	$(0.44)	$(0.23)	$(1.52)	$(2.39)
Weighted average shares used in the calculation of earnings per share allocable to common stockholders
Basic	59,902,030	59,289,659	59,678,013	59,014,915
Diluted	59,902,030	59,289,659	59,678,013	59,014,915

See notes to unaudited condensed consolidated financial statements.

VINTAGE WINE ESTATES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(in thousands, except share amounts)

	Redeemable Non-Controlling Interest Amount	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Non-Controlling Interests	Total Stockholders' Equity
		Shares	Amount	Shares	Amount
Balance, June 30, 2023	$262	62,234,028	$-	2,871,894	$(26,034)	$381,689	$(182,308)	$(831)	$172,516
Stock-based compensation expense	-	-	-	-	-	1,269	-	-	1,269
Vesting of restricted stock	-	233,311	-	-	-	129	-	-	129
Taxes paid related to net share settlement of equity awards	-	(29,655)	-	-	-	(23)	-	-	(23)
Net loss	(7)	-	-	-	-	-	(15,058)	(33)	(15,091)
Balance, September 30, 2023	$255	62,437,684	$-	2,871,894	$(26,034)	$383,064	$(197,366)	$(864)	$158,800
Stock-based compensation expense	-	-	-	-	-	1,277	-	-	1,277
Vesting of restricted stock	-	413,522	-	-	-	-	-	-	-
Taxes paid related to net share settlement of equity awards	-	(89,422)	-	-	-	(81)	-	-	(81)
Net loss	(3)	-	-	-	-	-	(49,351)	(29)	(49,380)
Balance, December 31, 2023	$252	62,761,784	$-	2,871,894	$(26,034)	$384,260	$(246,717)	$(893)	$110,616
Stock-based compensation expense	-	-	-	-	-	501	-	-	501
Vesting of restricted stock	-	82,260	-	-	-	-	-	-	-
Taxes paid related to net share settlement of equity awards	-	(29,655)	-	-	-	(16)	-	-	(16)
Net loss	(7)		-	-	-	-	(26,154)	(26)	(26,179)
Balance, March 31, 2024	$246	62,814,389	$-	2,871,894	$(26,034)	$384,745	$(272,871)	$(919)	$84,921

	Redeemable Non-Controlling Interest Amount	Common Stock		Treasury Stock		Additional Paid-In Capital	(Accumulated Deficit) Retained Earnings	Non-Controlling Interests	Total Stockholders' Equity
		Shares	Amount	Shares	Amount
Balance, June 30, 2022	$1,494	61,691,054	$-	2,871,894	$(26,034)	$376,099	$(1,092)	$(735)	$348,238
Adoption of ASC 842	-	-	-	-	-	-	7,752	-	7,752
Stock-based compensation expense	-	-	-	-	-	3,440	-	-	3,440
Repurchase of public warrants	-	-	-	-	-	(172)	-	-	(172)
Stockholder distribution	(66)	-	-	-	-	-	-	-	-
Net income (loss)	(146)	-	-	-	-	-	1,532	(28)	1,504
Balance, September 30, 2022	$1,282	61,691,054	$-	2,871,894	$(26,034)	$379,367	$8,192	$(763)	$360,762
Stock-based compensation expense	-	-	-	-	-	3,250	-	-	3,250
Vesting of restricted stock	-	755,880	-	-	-	-	-	-	-
Taxes paid related to net share settlement of equity awards	-	(285,381)	-	-	-	(976)	-	-	(976)
Net income (loss)	(1,023)	-	-	-	-	-	(129,135)	(24)	(129,159)
Balance, December 31, 2022	$259	62,161,553	$-	2,871,894	$(26,034)	$381,641	$(120,943)	$(787)	$233,877
Stock-based compensation expense, net of forfeitures	-	-		-	-	(1,024)	-	-	(1,024)
Net income (loss)	2	-		-	-	-	(13,514)	(16)	(13,530)
Balance, March 31, 2023	$261	62,161,553	$-	2,871,894	$(26,034)	$380,617	$(134,457)	$(803)	$219,323

See notes to unaudited condensed consolidated financial statements.

VINTAGE WINE ESTATES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended March 31,
	2024	2023
Cash flows from operating activities
Net loss	$(90,667)	$(142,353)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation expense	11,932	11,799
Non-cash operating lease expense	4,229	4,024
Amortization expense	4,830	5,622
Amortization of deferred loan fees and line of credit fees	1,380	574
Goodwill and intangible assets impairment losses	5,102	137,929
Stock-based compensation expense	3,047	5,666
Provision for credit losses	2,045	405
Provision for inventory reserves	32,509	10,131
Deferred income tax benefit	(331)	(24,927)
Loss (gain) on disposition of assets and assets held for sale	4,442	(1,546)
Loss on extinguishment of debt	-	479
Remeasurement of contingent consideration liabilities	(6,273)	(3,289)
Net loss (gain) on interest rate swap agreements	2,464	(4,892)
Change in operating assets and liabilities:
Accounts receivable	3,687	742
Other receivables	136	3,144
Inventories	19,473	(16,637)
Prepaid expenses and other current assets	1,055	(11,655)
Other assets	(396)	602
Accounts payable	573	10,250
Accrued liabilities and other payables	3,933	15,102
Net change in lease assets and liabilities	(3,112)	(5,016)
Net cash provided by (used in) operating activities	58	(3,846)
Cash flows from investing activities
Proceeds from sale of assets	1,367	19,707
Purchases of property, plant and equipment	(7,228)	(11,318)
Net cash (used in) provided by investing activities	(5,861)	8,389
Cash flows from financing activities
Principal payments on line of credit	(48,313)	(136,358)
Proceeds from line of credit	74,504	111,863
Payment of deferred financing costs	-	(1,975)
Change in outstanding checks in excess of cash	(3,201)	(1,523)
Loan fees	(898)	(377)
Principal payments on long-term debt	(8,462)	(73,195)
Proceeds from long-term debt	818	74,640
Principal payments on finance leases	(244)	(205)
Payments of minimum tax withholdings on stock-based payment awards	(120)	(976)
Distributions to noncontrolling interest	-	(66)
Repurchase of public warrants	-	(172)
Payments on acquisition earnout	(2,207)	(375)
Net cash provided by (used in) financing activities	11,877	(28,719)
Net change in cash, cash equivalents and restricted cash	6,074	(24,176)
Cash, cash equivalents and restricted cash, beginning of period	18,233	49,558
Cash and cash equivalents, and restricted cash, end of period	$24,307	$25,382

	Nine Months Ended March 31,
	2024	2023
Supplemental cash flow information
Noncash investing and financing activities:
Increase in operating lease assets and liabilities upon adoption of ASC 842	$-	$37,759
Increase in finance lease assets and liabilities upon adoption of ASC 842	$-	$67
Operating lease assets obtained in exchange for operating lease liabilities	$1,829	$-
Finance lease assets obtained in exchange for finance lease obligations	$53	$-
Issuance of shares in lieu of payment to consultant	$129	$-
Accrued interest on term loan and line-of credit refinanced to principal	$-	$1,726
Line of credit refinanced as term debt	$-	$9,646
Term debt refinanced with line of credit proceeds	$-	$3,823
Financing costs deducted from long-term debt proceeds	$-	$474
Financing costs deducted from line of credit proceeds	$-	$532

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

References to the "Company," "we," "our," "us," and similar pronouns in this Quarterly Report on Form 10-Q for the three and nine months ended March 31, 2024 (this "Form 10-Q") refer to Vintage Wine Estates, Inc., a Nevada corporation, and its majority owned subsidiaries or controlled subsidiaries unless the context requires otherwise.

Our fiscal year ends on June 30. References to fiscal 2024 and fiscal 2023 in these condensed consolidated financial statements are to the fiscal year ending June 30, 2024 and June 30, 2023, respectively.

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

The Company did not meet certain financial debt covenants as required per our Second Amended and Restated Loan and Security Agreement as amended, restated, supplemented or otherwise modified (the "Second A&R Loan and Security Agreement") beginning with the quarter ended December 31, 2023 and through the date of this filing, which constitutes an event of default. If the event of default is not cured or waived, the payment of the Company’s outstanding debt under the Second A&R Loan and Security Agreement may be accelerated.

On February 28, 2024, the Company entered into a forbearance agreement (the "Forbearance Agreement") with respect to the Second A&R Loan and Security Agreement under which the Agent and Lenders (each as defined in Note 8) agreed to forbear from enforcing their respective rights and remedies in respect to certain events of default under the Second A&R Loan and Security Agreement, subject to the terms and conditions set forth in the Forbearance Agreement, through March 31, 2024. On April 2, 2024, the Company, the Borrowers, the Lenders and the Agent amended and restated the Forbearance Agreement (the "A&R Forbearance Agreement") with an effective date of March 31, 2024. See Note 8 for additional information.

On May 6, 2024, the Company, the Borrowers, the Consenting Lenders and the Agent entered into Amendment Number One to the A&R Forbearance Agreement (the “Amendment”). The Amendment, effective as of May 6, 2024, amends the A&R Forbearance Agreement, to, among other things, (a) extend the period during which the Agent and the Lenders have agreed to forbear from enforcing their respective rights and remedies in respect of certain events of default under the Second A&R Loan and Security Agreement, subject to the terms and conditions therein, to June 4, 2024 (the "Forbearance Period"), (b) extend the deadline by which the Borrowers shall make a $10 million mandatory prepayment of the term loan to June 17, 2024 and (c) amend the interest rate for swingline borrowings to be equal to one-month Adjusted Term SOFR plus 0.8% plus the Applicable Margin for Adjusted Base Rate Revolver Loans (each as defined in the Second A&R Loan and Security Agreement). If the Company does not meet the terms of the Amendment or if the events of default continue past the term of the Amendment, and if the Agent and Lenders accelerate the maturity of the debt thereunder, the Company does not have sufficient cash to repay the outstanding debt under the Second A&R Loan and Security Agreement. See Note 8 for additional information.

The Company has seen its cash usage to fund operations increase. In the past the Company has been able to fund operating cash flow needs by using its line of credit. Due to the events of the default described below the Company's ability to access its line of credit is currently limited. If the Company is unable to cure the events of default or receive additional capital from its Lenders or third parties, the Company may not be able to fund its operations and will be forced to seek bankruptcy protection.

Whether additional amendments or waivers to the Second A&R Loan and Security Agreement or extensions of the Forbearance Period are obtained is not within the Company's control, and there can be no assurances that our Lenders and Agent will not accelerate the maturity of the debt. If acceleration occurs, the Company does not have sufficient cash to repay the outstanding debt and would likely be forced to seek bankruptcy protection.

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

Restatement of Previously Issued Condensed Consolidated Financial Statements

The Company restated its unaudited quarterly financial data, on October 13, 2023, for the periods ended September 30, 2022, December 31, 2022 and March 31, 2023. All amounts in this quarterly report on Form 10-Q affected by the restatement, including but not limited to the three and nine months ended March 31, 2023, reflect such restated amounts.

Significant Accounting Policies

A description of the Company’s significant accounting policies is included in the audited financial statements within its Annual Report on Form 10-K for the fiscal year ended June 30, 2023. There have been no material changes in the Company’s significant accounting policies during the nine months ended March 31, 2024.

Use of Estimates

The preparation of financial statements in accordance with GAAP requires us to make estimates and assumptions that affect the reported amounts in the condensed consolidated financial statements and accompanying notes. These estimates form the basis for judgments we make about the carrying values of assets and liabilities that are not readily apparent from other sources. We base our estimates and judgments on historical experience and on various other assumptions that we believe are reasonable under the circumstances. These estimates are based on management’s knowledge about current events and expectations about actions we may undertake in the future. Significant estimates include, but are not limited to, the net realizable value of inventory, intangible assets for impairment, credit losses, amortization methods and periods, contingent consideration, stock-based compensation, accounting for income taxes, loss contingencies and net assets held for sale, as applicable. Actual results could differ materially from those estimates.

Reclassifications

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations. Specifically, we reclassified $6.6 million of accrued employee compensation from accrued liabilities and other payables to accrued employee compensation on the Company's condensed consolidated balance sheet as of June 30, 2023.

Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the amounts shown in the condensed consolidated statements of cash flows:

(in thousands)	March 31, 2024	June 30, 2023
Cash and cash equivalents	$24,106	$18,233
Restricted cash	201	-
Total cash, cash equivalents and restricted cash as shown in the consolidated statement of cash flows	$24,307	$18,233

Allowance for Credit Losses

The provision for credit losses as of March 31, 2024 and June 30, 2023, was immaterial. We do not accrue interest on past-due amounts. Bad debt expense was $1.6 million and $2.0 million for the three and nine months ended March 31, 2024. It was immaterial for the three and nine months ended March 31, 2023.

Disaggregation of Revenue

The following table summarizes revenue by geographic region:

	Three Months Ended March 31,		Nine Months Ended March 31,
(in thousands)	2024	2023	2024	2023
United States	$44,961	$64,287	$184,972	$219,474
International	704	364	1,956	1,658
Total net revenue	$45,665	$64,651	$186,928	$221,132

The following table provides a disaggregation of revenue based on the pattern of revenue recognition:

	March 31,		March 31,
(in thousands)	2024	2023	2024	2023
Point in time	$37,603	$53,178	$154,929	$187,381
Over time	8,062	11,473	31,999	33,751
Total net revenue	$45,665	$64,651	$186,928	$221,132

Casualty Gains

In relation to various weather and wildfire events, the Company received insurance and litigation proceeds of $0.9 million and $1.4 million during the three and nine months ended March 31, 2023. There were no insurance or litigation proceeds received in the three and nine months ended March 31, 2024.

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

On January 16, 2024, the Company's Board of Directors approved an organizational restructuring plan (the "2024 Plan") to monetize assets and reduce non-core lower margin product and service offerings. As part of the 2024 Plan, there was a reduction in force affecting approximately 15% of the workforce. The reduction in force was substantially complete by March 31, 2024. Cash expenditures for the 2024 Plan reduction in force are estimated to be $1.3 million, substantially all of which are related to employee severance and benefits costs, which were accrued in the three months ended March 31, 2024.

The total restructuring expense, shown on a separate line in the Company's condensed consolidated statements of operations and comprehensive income (loss), for the nine months ended March 31, 2024 was $5.1 million, substantially all of which was related to employee severance and related benefit costs.

The following table presents the changes in the Company's restructuring-related accrued employee compensation liabilities:

(in thousands)
Balance at June 30, 2023	$-
Additions	5,288
Revisions to estimates	(158)
Cash payments	(3,495)
Balance at March 31, 2024	$1,635

On May 8, 2024, the Company's Board of Directors approved a reduction in force affecting approximately 10% of the workforce. The Company expects the reduction in force to be substantially complete by the end of the fourth quarter of fiscal 2024. Cash expenditures for the reduction in force are estimated to be $0.6 million, substantially all of which are related to employee severance and benefits costs.

3. Inventory

Inventory consists of the following:

(in thousands)	March 31, 2024	June 30, 2023
Bulk wine, spirits and cider	$60,765	$84,602
Bottled wine, spirits and cider	63,863	100,075
Bottling and packaging supplies	6,996	15,690
Nonwine inventory	1,263	996
Total inventory, net of reserve	$132,887	$201,363

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

During the second quarter of fiscal 2024 and as a result of continued simplification of the business, the Company performed a detailed review of its bottled wine, spirits and cider inventory and reduced the value of non-core lower margin products and aged inventory by $9.0 million. This allowed the sales team to focus on the Company's priority brands. Since the most recent harvest, the bulk wine market has been softer than expected. As a result, the Company recorded a $23.3 million charge against its bulk wine inventory to reflect market prices for unallocated product and to reserve for product related to non-core lower margin products. The Company recorded provisions for inventory reserves for the three and nine months ended March 31, 2024 of zero and $32.5 million, respectively. For the three and nine months ended March 31, 2023, the Company recognized costs related to reducing inventory to its net realizable value of $9.6 million and $10.1 million, respectively. Due to the inherent uncertainties in the reserve estimate, which is based primarily on market assumptions for the Company's products and bulk wine, the actual results could differ significantly from our estimates.

Inventory valued at $16.5 million is included in Assets held for sale, net on the Company's condensed consolidated balance sheet as of March 31, 2024.

4. Assets Held for Sale

The Company classifies an asset group (‘asset’) as held for sale in the period that (i) it has approved and committed to a plan to sell the asset, (ii) the asset is available for immediate sale in its present condition, (iii) an active program to locate a buyer and other actions required to sell the asset have been initiated, (iv) the sale of the asset is probable and transfer of the asset is expected to qualify for recognition as a completed sale within one year (subject to certain events or circumstances), (v) the asset is being actively marketed for sale at a price that is reasonable in relation to its current fair value, and (vi) it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. The Company initially and subsequently measures a long-lived asset that is classified as held for sale at the lower of its carrying value or fair value less any costs to sell. Any loss resulting from this measurement is recognized in loss (gain) on sale of assets and assets held for sale in the period in which the held for sale criteria are met. Conversely, gains are generally not recognized on the sale of a long-lived asset until the date of sale. Upon designation as an asset held for sale, the Company stops recording depreciation or amortization expense on the asset. The Company assesses the fair value of assets held for sale less any costs to sell at each reporting period until the asset is no longer classified as held for sale.

The Company has engaged an investment bank to monetize assets and has four asset groups classified as held for sale. The assets held for sale include certain real and intangible property related to Clos Pegase and certain real property related to Viansa as previously disclosed. All four asset groups are being marketed for sale.

On February 26, 2024, the Company entered into a non-binding letter of intent with respect to a proposed disposition of the stock of a subsidiary of VWE to a third-party purchaser. During the three months ended March 31, 2024, the Company recorded an estimated loss on assets held for sale related to this disposition of $5.2 million.

During February 2024, the Company determined that certain standalone DTC operations should be classified as assets held for sale. The assets held for sale include certain real and intangible property related to these DTC operations. The Company entered into a non-binding letter of intent related to certain standalone DTC operations.

The Company intends to complete the sales of the assets within twelve months, but the assets do not qualify for discontinued operations because the sales would not represent a strategic shift that would have a major effect on the Company's operations.

The following table summarizes the carrying amounts of assets and liabilities classified as held for sale on the Company’s consolidated balance sheet:

(in thousands)	March 31, 2024	June 30, 2023
Assets
Accounts receivable	$2,725	$-
Inventory	16,494	-
Prepaid expenses	5	-
Assets held for sale - current	19,224	-
Property, plant and equipment, net	38,123	511
Operating lease right-of-use assets	6	-
Finance lease right-of-use assets	5	-
Other Assets	154	-
Intangible assets, net	7,156	-
Assets held for sale - long-term	45,444	511
Valuation allowance	(5,219)	-
Total assets held for sale	59,449	511

Liabilities
Accounts payable and accrued expenses	2,873	-
Current operating lease liabilities	5	-
Current finance lease liabilities	4	-
Liabilities held for sale - current	2,882	-
Long-term operating lease liabilities	1	-
Long-term finance lease liabilities	1	-
Liabilities held for sale - long-term	2	-
Total liabilities held for sale	2,884	-
Assets held for sale, net	$56,565	$511

5. Intangible Assets

The following tables summarize other intangible assets by class:

	March 31, 2024
(in thousands)	Gross Intangible	Accumulated Amortization	Accumulated Impairment Losses	Net Intangible
Indefinite-life intangibles
Trade names and trademarks	$29,503	$-	$(20,995)	$8,508
Winery use permits	4,250	-	-	4,250
Total Indefinite-life intangibles	33,753	-	(20,995)	12,758

Definite-life intangibles
Customer relationships	24,477	(13,640)	(925)	9,912
Trade names and trademarks	1,565	(905)	(660)	-
Total definite-life intangibles	26,042	(14,545)	(1,585)	9,912
Total other intangible assets	$59,795	$(14,545)	$(22,580)	$22,670

	June 30, 2023
(in thousands)	Gross Intangible	Accumulated Amortization	Accumulated Impairment Losses	Net Intangible
Indefinite-life intangibles
Trade names and trademarks	$30,102	$-	$(17,477)	$12,625
Winery use permits	6,750	-	-	6,750
Total Indefinite-life intangibles	36,852	-	(17,477)	19,375

Definite-life intangibles
Customer relationships	28,200	(9,812)	-	18,388
Trade names and trademarks	1,900	(669)	-	1,231
Total definite-life intangibles	30,100	(10,481)	-	19,619
Total other intangible assets	$66,952	$(10,481)	$(17,477)	$38,994

Intangible assets, net of $7.2 million are included in Assets held for sale in the Company's condensed consolidated balance sheet as of March 31, 2024.

Our indefinite-lived intangible asset balance consists of trade names, trademarks and winery use permits, which had an aggregate carrying amount of $12.8 million as of March 31, 2024. We test our trade names, trademarks, and winery use permits for impairment annually, or more frequently if events or circumstances indicate it is more likely than not that the fair value of a trade name, trademark or winery use permit is less than its carrying amount.

Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions, estimates, and market factors. Estimating the fair value of individual intangible assets using the relief from royalty method under the income approach requires us to make assumptions and estimates regarding our future plans, as well as industry, economic, and regulatory conditions. These assumptions and estimates include estimated future annual net cash flows, income tax rates, royalty rates, discount rates, growth rates, and other market factors. If current expectations of future growth rates and margins are not met, if market factors outside of our control, such as discount rates, change, or if management’s expectations or plans otherwise change, then one or more of our intangible assets might become impaired in the future.

We periodically assess whether any indicators of impairment exist related to our intangible assets. During the second quarter of fiscal 2024, we identified a triggering event as a result of a decline in actual and projected revenue related to certain trade names. As a result of the impairment analysis performed, the Company recorded a non-cash impairment charge of $4.7 million, which consisted of $2.0 million related to Wholesale and $1.1 million related to Direct-to-Consumer. The impairment loss arose due to a softening of the wine industry. In addition, the Company recognized an impairment charge of $1.6 million related to customer relationships and definite-lived trade names and trademarks as it continues to simplify the Direct-to-Consumer business.

As observed in our analysis of actual to projected revenues, the revenue decline related to certain trade names and overall softening of the wine industry continued during the third quarter of fiscal 2024 and triggered an additional impairment assessment. As a result of the impairment analysis performed, the Company recorded a non-cash impairment charge of $0.4 million, which was primarily related to Wholesale. The impairment losses are included in intangible asset impairment losses in the consolidated statements of operations and comprehensive income (loss).

6. Fair Value Measurements

The following tables present assets and liabilities measured at fair value on a recurring basis:

	March 31, 2024
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$1,132	$-	$-	$1,132
Interest rate swaps (1)	-	6,498	-	6,498
Total	$1,132	$6,498	$-	$7,630

Liabilities:
Contingent consideration liabilities (2)	$-	$-	$176	$176
Total	$-	$-	$176	$176

	June 30, 2023
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$9,874	$-	$-	$9,874
Interest rate swaps (1)	-	8,986	-	8,986
Total	$9,874	$8,986	$-	$18,860

Liabilities:
Contingent consideration liabilities (2)	$-	$-	$8,656	$8,656
Total	$-	$-	$8,656	$8,656

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

(2) We assess the fair value of contingent consideration to be settled in cash related to acquisitions using probability weighted models for the various contractual earn-outs. These are Level 3 measurements. Significant unobservable inputs used in the estimated fair values of these contingent consideration liabilities include probabilities of achieving customer related performance targets, specified sales milestones, consulting milestones, changes in unresolved claims, projected revenue or changes in discount rates. The long-term portion of the contingent consideration liabilities was $42 thousand and $3.8 million as of March 31, 2024 and June 30, 2023, respectively.

The following table provides a reconciliation of liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

(in thousands)	Contingent Consideration
Balance at June 30, 2023	8,656
Acquisitions	-
Payments	(2,207)
Change in fair value	(6,273)
Balance at March 31, 2024	176
Less: current portion	(134)
Long-term portion	42

During the nine months ended March 31, 2024, the Company recognized a decrease in the fair value of contingent consideration of $6.3 million from prior acquisitions based on a decline in actual and projected revenue for the acquired businesses over their earnout periods.

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

Litigation

On November 14, 2022, a purported securities class action lawsuit was filed in the U.S. District Court for the District of Nevada against the Company and certain current and former members of its management team. The lawsuit is captioned Ezzes v. Vintage Wine Estates, Inc., et al. (“Ezzes“), and alleges that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder, by making material misstatements or omissions in certain of the Company's periodic reports filed with the SEC relating to, among other things, the Company’s business, operations, and prospects, including with respect to the Company’s inventory metrics and overhead burden. The lawsuit seeks an unspecified amount of damages and an award of attorney’s fees, in addition to other relief. On November 28, 2022, a second purported securities class action lawsuit, captioned Salbenblatt v. Vintage Wine Estates, Inc., et al. (“Salbenblatt”), was filed in the same court, containing similar claims and allegations, and seeking similar relief, as the Ezzes lawsuit. On February 14, 2023, the Court consolidated both actions and appointed the lead plaintiffs. The Salbenblatt action was transferred to and consolidated with the Ezzes action. On May 1, 2023, the lead plaintiffs filed a consolidated amended class action complaint (“amended complaint”). On June 30, 2023 defendants filed a motion to dismiss the amended complaint. The motion to dismiss was fully briefed on September 25, 2023, and the court dismissed the case on March 1, 2024 with leave to file an amended complaint. On April 5, 2024, the lead plaintiffs filed a second consolidated amended class action complaint. Defendants filed a motion to dismiss on May 10, 2024. As previously noted, litigation is inherently uncertain, and the Company is unable to predict the outcome of this litigation and is unable to estimate the range of loss, if any, that could result from an unfavorable outcome. The Company also cannot provide any assurance that the ultimate resolution of this litigation will not have a material adverse effect on our reputation, business, prospects, results of operations or financial condition.

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

In January 2024, the Company was notified of alleged quality breaches in connection with production of wines for a Business-to-Business customer. The Company has recorded a loss contingency of $1.5 million and $5.5 million in the three and nine months ended March 31, 2024. Such expense is included in cost of revenue on the Company's condensed consolidated statements of operations and comprehensive income.

Other Commitments

Contracts exist with various growers and certain wineries to supply a significant portion of our future grape and wine requirements. Contract amounts are subject to change based upon actual vineyard yields, grape quality and changes in grape prices. Estimated future minimum grape and bulk wine purchase commitments are as follows:

(in thousands)
Year ending June 30,	Total
Remainder of 2024	$1,133
2025	15,462
2026	6,775
2027	1,458
2028	264
$25,092

Grape, bulk wine and cider purchases under contracts totaled $0.8 million and $17.9 million and $31.2 million and $47.9 million for the three and nine months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, the Company has recorded a loss contingency totaling $2.1 million relating to future bulk wine contracts, which are expected to result in a loss at the consummation of the purchase.

8. Long-Term and Other Short-Term Obligations

The following table summarizes long-term and other short-term obligations:

	March 31,	June 30,
(in thousands)	2024	2023
Note to a bank with one month interest at SOFR (5.46%) at March 31, 2024 plus 4%; payable in quarterly installments of $1,454 principal with applicable interest; matures in December 2027; secured by specific assets of the Company.	139,624	142,532

Capital expenditures borrowings payable at SOFR (5.46%) at March 31, 2024 plus 4%, payable in quarterly installments of $801 with draw expiring June 2027.	11,160	12,762

Equipment Term Loan payable at SOFR (5.46%) at March 31, 2024 plus 4%, payable in quarterly installments of $250 with draw expiring December 2026.	2,933	3,433

Note to a bank with interest fixed at 2.75%, payable in monthly installments of $61 principal with applicable interest. This note matured and was repaid in full in March 2024.	-	541

Note to a bank with interest fixed at 7.50%, payable in monthly installments of $61 principal with applicable interest; matures in April 2026.	1,416	1,873

Delayed Draw Term Loan ("DDTL") with interest at SOFR (5.46%) at March 31, 2024 plus 4%, payable in quarterly installments of $818. Matures in December 2027.	26,547	28,183
Total debt	181,680	189,324
Less: current maturities	(180,170)	(14,449)
Less: unamortized deferred financing costs	(1,510)	(1,466)
Long-term debt, net	$-	$173,409

The effective interest rate under the revolving facility was 9.4% and 6.7% as of March 31, 2024 and 2023, respectively.

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

Debt modification costs of $0.6 million were capitalized and $0.2 million were expensed in selling, general and administrative expenses in the Company's statements of operations and comprehensive income (loss) related to the Fourth Amendment. In addition, $0.3 million of previously capitalized costs were expensed in selling, general and administrative expenses in the Company's statements of operations and comprehensive income (loss).

As of the date of this filing, the Company is not in compliance with certain covenants contained in the Second A&R Loan and Security Agreement, which are events of default.

On February 28, 2024, the Company entered into the Forbearance Agreement with respect to the Second A&R Loan and Security Agreement under which the Agent and Lenders agreed to forbear from enforcing their respective rights and remedies in respect to certain events of default under the Second A&R Loan and Security Agreement, subject to the terms and conditions set forth in the Forbearance Agreement, through March 31, 2024 (the "Forbearance Period") so long as no event of default (other than the Designated Defaults) occurred, and the Company and the Borrowers (collectively, the "Obligors") complied with the terms of the Forbearance Agreement and otherwise did not assert a defense to their obligations under the Second A&R Loan and Security Agreement or any other loan documents or make a claim against the Agent or any Lender. The Forbearance Agreement, among other things, (a) reduced the revolving commitments under the Second A&R Loan and Security Agreement from $200 million to $180 million, (b) permitted the Borrowers to continue to borrow under the Second A&R Loan and Security Agreement, subject to the terms and conditions set forth therein, during the Forbearance Period, notwithstanding the existence of the Designated Defaults, (c) increased, during the Forbearance Period, the interest rate for revolving loans outstanding or incurred under the Second A&R Loan and Security Agreement by 100 basis points, (d) provided that, during the Forbearance Period, the Borrowers will not maintain cash in excess of their projected cash needs (with any excess to be used to pay outstanding revolving loans), (e) required the Obligors to comply with certain specified milestones with respect to business planning during the Forbearance Period and (f) required the payment of certain fees to the Agent and the Lenders including a one-time payment to the Agent for the benefit of the Consenting Lenders (as defined in the Forbearance Agreement) equal to 7.5 basis points on the Consenting Lenders' outstanding Loans and Commitments (as modified by the Forbearance Agreement and to the extent such Commitments are not funded).

Debt modification costs of $0.3 million were capitalized and $0.1 million were expensed in selling, general and administrative expenses in the Company's statements of operations and comprehensive income (loss) related to the Forbearance Agreement. In addition, $0.3 million of previously capitalized costs were expensed in selling, general and administrative expenses in the Company's statements of operations and comprehensive income (loss).

On April 2, 2024, the Company, the Borrowers, the Lenders and the Agent amended and restated the Forbearance Agreement (the “A&R Forbearance Agreement”). The A&R Forbearance Agreement, effective as of March 31, 2024, amended the Forbearance Agreement to, among other things, (a) extend the period during which the Agent and the Lenders have agreed to forbear from enforcing their respective rights and remedies in respect of certain events of default under the Second A&R Loan and Security Agreement, subject to the terms and conditions therein, to May 15, 2024 (the "Forbearance Period"), (b) extend the deadline by which the Borrowers shall make a $10 million mandatory prepayment of the term loan to May 15, 2024 and (c) increase the applicable margin on the outstanding term loan, equipment loan, capital expenditure loans and delayed draw term loans during the Forbearance Period by 100 basis points.

In connection with the extension of the Forbearance Period under the A&R Forbearance Agreement, the Company and the Borrowers also agreed to pay certain fees to the Agent, including a one-time payment to the Agent for the benefit of the Consenting Lenders (as defined in the A&R Forbearance Agreement) equal to 10 basis points on the Consenting Lenders' outstanding loans and commitments.

On May 6, 2024, the Company, the Borrowers, the Consenting Lenders and the Agent entered into Amendment Number One to the A&R Forbearance Agreement (the “Amendment”). The Amendment, effective as of May 6, 2024, amends the A&R Forbearance Agreement, to, among other things, (a) extend the period during which the Agent and the Lenders have agreed to forbear from enforcing their respective rights and remedies in respect of certain events of default under the Second A&R Loan and Security Agreement, subject to the terms and conditions therein, to June 4, 2024 (the "Forbearance Period"), (b) extend the deadline by which the Borrowers shall make a $10 million mandatory prepayment of the term loan to June 17, 2024 and (c) amend the interest rate for swingline borrowings to be equal to one-month Adjusted Term SOFR plus 0.8% plus the Applicable Margin for Adjusted Base Rate Revolver Loans (each as defined in the Second A&R Loan and Security Agreement).

In connection with the Amendment, the Company and the Borrowers also agreed to pay certain fees to the Agent, including a one-time payment to the Agent for the benefit of the Consenting Lenders equal to 5 basis points on the Consenting Lenders' outstanding loans and commitments.

9. Stockholders' Equity

Warrants

At March 31, 2024, there were 25,646,453 warrants outstanding to purchase shares of the Company's common stock at a price of $11.50 per whole share. The 25,646,453 warrants are comprised of 18,000,000 Public Warrants (the "Public Warrants") and 7,646,453 Private Warrants (the "Private Warrants").

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

Meier's Earnout Shares

In connection with the closing of the Meier's business combination with Paul T. Lux Irrevocable Trust pursuant to a merger agreement dated January 18, 2022, Mr. Lux is entitled to receive up to an additional $5 million of the Company’s common stock, subject to the terms of the earnout agreement. The Company will make earnout payments based on the product of the amount of adjusted EBITDA in calendar 2022, 2023 and 2024 over an EBITDA threshold, as defined in the merger agreement, and the earnout multiple of seven. No shares were issued through March 31, 2024.

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

The following table presents a summary of stock option activity under the 2021 Plan:

	Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at June 30, 2023	2,869,837	$10.31	8.80	$-
Granted	5,734,214	3.25		-
Exercised	-	-		-
Forfeited or cancelled	(1,629,130)	9.57		-
Outstanding at March 31, 2024	6,974,921	$4.57	9.20	$-

Total unrecognized compensation expense related to the stock options was $4.1 million, which is expected to be recognized over a weighted-average period of 5.1 years. As of March 31, 2024, 781,391 options were exercisable pending attainment of a market condition.

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

The following table presents a summary of restricted stock units' activity:

	Restricted Stock Units	Weighted-Average Grant Date Fair Value
Outstanding at June 30, 2023	1,162,439	$4.98
Granted	5,942,775	0.66
Vested	(729,093)	3.82
Forfeited or cancelled	(756,321)	3.06
Outstanding at March 31, 2024	5,619,800	$0.89

Total unrecognized compensation expense related to the restricted stock units was $2.6 million, which is expected to be recognized over a weighted-average period of 1.7 years.

Loss Per Share

The following table reconciles the number of common shares used to compute basic and diluted loss per share attributable to Vintage Wine Estates, Inc. stockholders:

	Three Months Ended March 31,		Nine Months Ended March 31,
(in thousands, except for per share amounts)	2024	2023	2024	2023
Net loss	$(26,187)	$(13,528)	$(90,667)	$(142,353)
Less: loss allocable to noncontrolling interest	(33)	(14)	(104)	(1,235)
Net loss allocable to common stockholders	$(26,154)	$(13,514)	$(90,563)	$(141,118)

Numerator – Basic EPS
Net loss allocable to common stockholders	$(26,154)	$(13,514)	$(90,563)	$(141,118)
Net loss allocated to common stockholders	$(26,154)	$(13,514)	$(90,563)	$(141,118)

Numerator – Diluted EPS
Net loss allocated to common stockholders	$(26,154)	$(13,514)	$(90,563)	$(141,118)
Net loss allocated to common stockholders	$(26,154)	$(13,514)	$(90,563)	$(141,118)

Denominator – Basic Common Shares
Weighted average common shares outstanding - Basic	59,902,030	59,289,659	59,678,013	59,014,915
Denominator – Diluted Common Shares
Weighted average common shares - Diluted	59,902,030	59,289,659	59,678,013	59,014,915

Net loss per share – basic:
Common Shares	$(0.44)	$(0.23)	$(1.52)	$(2.39)
Net loss per share – diluted:
Common Shares	$(0.44)	$(0.23)	$(1.52)	$(2.39)

The following securities have been excluded from the calculations of diluted earnings per share attributable to common stockholders because including them would have been antidilutive:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023
Shares subject to warrants to purchase common stock	25,646,453	25,646,453	25,646,453	25,646,453
Shares subject to options to purchase common stock	6,974,921	3,027,661	6,974,921	3,027,661
Shares subject to restricted stock units	5,619,800	1,558,425	5,619,800	1,558,425
Total	38,241,174	30,232,539	38,241,174	30,232,539

10. Income Taxes

For the three months ended March 31, 2024, the effective tax rate differs from the federal statutory rate of 21% primarily due to permanent items and valuation allowance. For the nine months ended March 31, 2024, the effective tax rate differs from the federal statutory rate of 21% primarily due to permanent items related to non-deductible officer compensation.

Other long-term liabilities include $0.4 million long-term income taxes payable at March 31, 2024 and June 30, 2023.

11. Related Party Transactions

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

The Company has a contract with Bin-to-Bottle, a storage and bottling company, partially owned by Mr. Roney, for storage purposes. The Company incurred zero and $6.0 thousand in expenses for the three months ended March 31, 2024 and 2023, respectively and $4.4 thousand and $6.0 thousand for nine months ended March 31, 2024 and 2023. During the three months ended December 31, 2023, Mr. Roney sold his interest in Bin-to-Bottle.

The Company has a revenue sharing agreement with Sonoma Brands Partners II, LLC where a portion of B.R. Cohn and Clos Pegase sales during various events throughout the year go to Sonoma Brands Partners II, LLC. Sonoma Brands Partners II, LLC is managed by a member of the Company's board of directors. For the nine months ended March 31, 2024 and 2023, the revenue share to Sonoma Brands Partners II, LLC totaled $221 thousand and $232 thousand, respectively.

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

Immediate Family Member and Other Business Arrangements

We provide at-will employment to several family members of officers or directors who provide various sales, marketing and administrative services to us. Payroll and other expenses to these related parties was $89 thousand and $140 thousand for the three months ended March 31, 2024 and 2023, respectively and $323 thousand and $360 thousand for the nine months ended March 31, 2024 and 2023 respectively.

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

In connection with the Separation Agreement, the Company and Ms. Wheatley entered into an asset purchase agreement (the "Wheatley APA") effective as of September 17, 2023, whereby the Company sold Ms. Wheatley all of its intellectual property rights related to its "Purple Cowboy," "Wine Sisterhood" and "Gem+Jane" trademarks for a nominal sum. Pursuant to the Wheatley APA, the Company holds a worldwide, non-exclusive license to use the Purple Cowboy intellectual property ("IP") until June 30, 2024 for the purpose of liquidating its existing Purple Cowboy inventory. Pursuant to the Wheatley APA, Ms. Wheatley is required to purchase, by December 31, 2024, all Purple Cowboy inventory held by the Company that was not sold by June 30, 2024, at cost plus shipping charges. From September 17, 2023 to June 30, 2024, the Company has agreed to make sponsorship payments to “Tough Enough to Wear Pink”, an initiative to raise money for breast cancer awareness, of all gross profits received from sales of inventory associated with the Purple Cowboy IP. The sponsorship payments are to be made at a rate of $20,000 per month with any adjustment needed to account for remaining gross profits not previously covered by the sponsorship payments to be made in the final payment in July 2024. In the event the sponsorship payments exceed the gross profits received by the Company from sales of Purple Cowboy inventory, Ms. Wheatley is required to refund such excess amount to the Company by July 30, 2024. The Company donated money to Tough Enough to Wear Pink from the profits made by the sale of Purple Cowboy, which totaled $60 thousand and $87 thousand for the three months ended March 31, 2024 and 2023 and $125 thousand and $174 thousand for the nine months ended March 31, 2024 and 2023, respectively.

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

Financial Advisory Agreement

In April 2022, the Company entered into an arrangement with Global Leisure Partners LLC ("GLP") to act as a financial advisor to the Company in connection with its exploration of acquisitions, mergers, investments and other strategic matters. A director of the Company having the authority to establish policies and make decisions is an executive of GLP. Although members of the board of directors are typically independent from management, members of the board of directors would be considered management based on the definition of management in ASC 850, Related Party Disclosures. Payments to GLP totaled zero and $50 thousand for the three months ended March 31, 2024 and 2023, respectively and $100 thousand and $150 thousand for the nine months ended March 31, 2024 and 2023, respectively. As of December 31, 2023, this agreement was terminated.

12. Segments

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the CODM, or decision-making group, in deciding how to allocate resources and in assessing performance. Our operations are principally managed on a sales distribution basis and are comprised of three reportable segments: Direct-to-Consumer; Wholesale; and Business-to-Business. The factors for determining the reportable segments include the manner in which management evaluates performance for purposes for allocating resources and assessing performance.

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

The following tables present net revenue and income from operations directly attributable to the Company's segments:

	Three Months Ended March 31, 2024
(in thousands)	Direct-to-Consumer	Wholesale	Business-to-Business	Other	Total
Net revenue	$12,353	$18,213	$15,096	$3	$45,665
Restructuring expense	$839	$110	$135	$202	$1,286
Loss (income) from operations	$(641)	$1,525	$(9,523)	$(11,896)	$(20,535)

	Three Months Ended March 31, 2023
(in thousands)	Direct-to-Consumer	Wholesale	Business-to-Business	Other	Total
Net revenue	$17,008	$20,811	$26,831	$1	$64,651
(Loss) income from operations	$(2,905)	$(1,573)	$2,406	$(6,110)	$(8,182)

	Nine Months Ended March 31, 2024
(in thousands)	Direct-to-Consumer	Wholesale	Business-to-Business	Other	Total
Net revenue	$53,986	$55,143	$77,796	$3	$186,928
Restructuring expense	$902	$2,241	$135	$1,852	$5,130
Loss from operations	$(6,819)	$(19,173)	$(6,189)	$(38,898)	$(71,079)

	Nine Months Ended March 31, 2023
(in thousands)	Direct-to-Consumer	Wholesale	Business-to-Business	Other	Total
Net revenue	$63,472	$67,881	$89,825	$(46)	$221,132
Income (loss) from operations	$488	$(126,181)	$11,772	$(44,729)	$(158,650)

There was no inter-segment activity for any of the reporting periods presented.

Depreciation expense recognized by operating segment is summarized below:

(in thousands)	Direct-to-Consumer	Wholesale	Business-to-Business	Other	Total
For the three months ended March 31,
2024	$192	$8	$266	$354	$820
2023	$286	$7	$245	$496	$1,034

(in thousands)	Direct-to-Consumer	Wholesale	Business-to-Business	Other	Total
For the nine months ended March 31,
2024	$796	$25	$824	$1,327	$2,972
2023	$876	20	$712	$1,448	$3,056

Amortization expense recognized by operating segment is summarized below:

(in thousands)	Direct-to-Consumer	Wholesale	Business-to-Business	Other	Total
For the three months ended March 31,
2024	$201	$605	$249	$-	$1,055
2023	$798	$636	$379	$-	$1,813

(in thousands)	Direct-to-Consumer	Wholesale	Business-to-Business	Other	Total
For the nine months ended March 31,
2024	$1,454	$2,118	$1,007	$-	$4,579
2023	$2,407	$1,868	$1,141	$13	5,429

All of our long-lived assets are located within the United States.

13. Subsequent Events

Forbearance Agreement

On April 2, 2024, the Company, the Borrowers, the Lenders and the Agent amended and restated the Forbearance Agreement (the “A&R Forbearance Agreement”). The A&R Forbearance Agreement, effective as of March 31, 2024, amended the Forbearance Agreement to, among other things, (a) extend the period during which the Agent and the Lenders have agreed to forbear from enforcing their respective rights and remedies in respect of certain events of default under the Second A&R Loan and Security Agreement, subject to the terms and conditions therein, to May 15, 2024 (the "Forbearance Period"), (b) extend the deadline by which the Borrowers shall make a $10 million mandatory prepayment of the term loan to May 15, 2024 and (c) increase the applicable margin on the outstanding term loan, equipment loan, capital expenditure loans and delayed draw term loans during the Forbearance Period by 100 basis points.

In connection with the extension of the Forbearance Period under the A&R Forbearance Agreement, the Company and the Borrowers also agreed to pay certain fees to the Agent, including a one-time payment to the Agent for the benefit of the Consenting Lenders (as defined in the A&R Forbearance Agreement) equal to 10 basis points on the Consenting Lenders' outstanding loans and commitments.

On May 6, 2024, the Company, the Borrowers, the Consenting Lenders and the Agent entered into Amendment Number One to the A&R Forbearance Agreement (the “Amendment”). The Amendment, effective as of May 6, 2024, amends the A&R Forbearance Agreement, to, among other things, (a) extend the period during which the Agent and the Lenders have agreed to forbear from enforcing their respective rights and remedies in respect of certain events of default under the Second A&R Loan and Security Agreement, subject to the terms and conditions therein, to June 4, 2024 (the "Forbearance Period"), (b) extend the deadline by which the Borrowers shall make a $10 million mandatory prepayment of the term loan to June 17, 2024 and (c) amend the interest rate for swingline borrowings to be equal to one-month Adjusted Term SOFR plus 0.8% plus the Applicable Margin for Adjusted Base Rate Revolver Loans (each as defined in the Second A&R Loan and Security Agreement).

In connection with the Amendment, the Company and the Borrowers also agreed to pay certain fees to the Agent, including a one-time payment to the Agent for the benefit of the Consenting Lenders equal to 5 basis points on the Consenting Lenders' outstanding loans and commitments.

On May 14, 2024, the Company and the Borrowers entered into Amendment Number Two to the A&R Forbearance Agreement (the “Second Amendment”) with the Agent and the financial institutions party thereto (the "Consenting Lenders"). The Second Amendment, effective as of May 14, 2024, amends the A&R Forbearance Agreement, to, among other things, (a) extend the deadline for the delivery of the fully executed deposit account control agreements as required under Section 7(g) of the A&R Forbearance Agreement to the last date of the Forbearance Period and (b) agree to apply the Forbearance through the end of the Forbearance Period to the events of default under Section 11.1 (c) of the Second A&R Loan and Security Agreement resulting from the Obligors' failure to maintain liquidity of not less than $25 million as of March 31, 2024, as required by Section 10.3.2 of the Second A&R Loan and Security Agreement, and Adjusted EBITDA of not less than $27 million for the three fiscal quarter period ended March 31, 2024, as required by Section 10.3.3 of the Second A&R Loan and Security Agreement.

In connection with the Second Amendment, the Company and the Borrowers also agreed to pay certain fees to the Agent, including a one-time payment to the Agent for the benefit of the Consenting Lenders equal to 2.5 basis points on the Consenting Lenders' outstanding loans and commitments.

Asset Monetization

On May 1, 2024, the Company entered into a non-binding letter of intent with respect to a proposed disposition of the stock of a subsidiary of VWE to a third-party purchaser.

Reduction in Force

On May 8, 2024, the Company's Board of Directors approved a reduction in force affecting approximately 10% of the workforce. The Company expects the reduction in force to be substantially complete by the end of the fourth quarter of fiscal 2024. Cash expenditures for the reduction in force are estimated to be $0.6 million, substantially all of which are related to employee severance and benefits costs.

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

Business Overview

Vintage Wine Estates, Inc. brings to market a unique portfolio of cider and Super Premium+ wines at $15+ per bottle. The Company leverages brand-affiliated wine clubs, tasting rooms, and owned ecommerce sites in conjunction with deep wholesale relationships to offer consumers a holistic, omnichannel experience.

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

On January 16, 2024, the Company's Board of Directors approved an organizational restructuring plan (the "2024 Plan") to monetize assets and reduce non-core lower margin product and service offerings. As part of the 2024 Plan, there was a reduction in force affecting approximately 15% of the workforce. Cash expenditures for this reduction in force are $1.3 million.

The total restructuring expense, substantially all of which is employee severance and related benefit costs, was $5.1 million for the nine months ended March 31, 2024.

Subsequent to the three months ended March 31, 2024, on May 8, 2024, the Company's Board of Directors approved a reduction in force affecting approximately 10% of the workforce. The Company expects the reduction in force to be substantially complete by the end of the fourth quarter of fiscal 2024. Cash expenditures for the reduction in force are estimated to be $0.6 million, substantially all of which are related to employee severance and benefits costs.

Board of Directors Appointment

On March 28, 2024, the Board of Directors (the “Board”) of the Company appointed Steven Strom as an independent director to the Board, to serve until the next annual election of directors by the Company’s stockholders and until his successor is duly elected and qualified or until his earlier death, disability, resignation, disqualification or removal. Mr. Strom was appointed as a Roney Nominee director pursuant to the Investor Rights Agreement dated as of June 7, 2021, by and among the Company, Bespoke Sponsor Capital LP, Patrick A. Roney (in his capacity as the Roney Representative, as defined therein) and the other stockholders party thereto.

Also effective March 28, 2024, Mr. Strom was appointed as the chair of the Board’s finance committee. For his service as a director and chair of the finance committee, Mr. Strom will receive $25,000 per month, payable in advance at the beginning of each month of service and prorated for any partial month’s service. Additionally, Mr. Strom will be reimbursed by the Company for all travel expenses reasonably incurred by him in the proper performance of his obligations as a non-employee director, in accordance with Company procedures. Mr. Strom will be entitled to indemnification and director and officer insurance coverage to the same extent as each other director serving on the Board.

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

Due to plentiful yields from the 2023 California grape harvest as well as an oversupply of bulk wine in the Pacific Northwest, the price of bulk wine dramatically decreased during the second quarter of fiscal 2024. The reduction in demand for our wine coupled with our desire to simplify our business by reducing or monetizing brands has led to us carrying significant quantities of bulk wine. Due to falling prices for bulk wine, the value of our bulk wine decreased to below its historical cost requiring us to write off a portion of the value of our bulk wine inventory. Due to diminished demand for bulk wine it may be difficult for us to monetize the value of our bulk wine in the near term.

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

Gross Profit

Gross profit is equal to net revenue less cost of sales. Cost of sales includes the direct cost of manufacturing, including direct materials, labor and related overhead, inventory reserves and physical inventory adjustments, as well as inbound and outbound freight and import duties.

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

Beginning for the nine months ended March 31, 2024, Adjusted EBITDA is defined as net income (loss) attributable to common stockholders before interest, income taxes, depreciation and amortization, stock-based compensation expense, casualty losses or gains, impairment losses, changes in the fair value of derivatives, restructuring-related income or expenses, and certain non-cash, non-recurring, or other items included in net income (loss) that we do not consider indicative of our ongoing operating performance. Prior to the nine months ended March 31, 2024, we used net income (loss) in our calculation of Adjusted EBITDA. We believe the use of net income (loss) attributable to common stockholders in our calculation of Adjusted EBITDA is more helpful than net income (loss) in evaluating our operating performance because it excludes amounts attributable to non-controlling interests. Adjusted EBITDA margin is defined as Adjusted EBITDA divided by net revenue. Presentations of Adjusted EBITDA and Adjusted EBITDA margin for prior periods have been recast to conform to the current period presentation.

Results of Operations

Total net revenue decreased $19.0 million across all business segments to $45.7 million and gross profit decreased $2.8 million to $10.5 million for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The wine revenue decrease is primarily due to a $9.0 million decrease in sales of wine and a $3.0 million reduction in sprits revenue that are the result of the Company's brand simplification and reallocation of resources as well. The decline in nonwine net revenue of $10.0 million is primarily related to a decrease of $6.0 million in sales of bulk spirits. Total cost of revenue for the three months ended March 31, 2024 decreased $16.2 million over the three months ended March 31, 2023, primarily due to a decrease in inventory reserves of $10.1 million compared to the prior-period quarter. Selling, general and administrative expenses, excluding amortization expense, decreased $2.3 million. There is a loss on sale of assets and assets held for sale of $5.2 million for the three months ended March 31, 2024, in contrast to a $6.0 million gain on sale of assets in the three months ended March 31, 2023. Interest expense increased $1.8 million compared to the prior year quarter as a result of higher interest rates and larger balances outstanding on the line of credit. These factors resulted in a net loss attributable to common stockholders of $26.0 million for the three months ended March 31, 2024 compared to net loss of $13.5 million for the three months ended March 31, 2023.

Total net revenue decreased $34.2 million to $186.9 million and gross profit decreased $48.3 million to $20.2 million for the nine months ended March 31, 2024 compared to the nine months ended March 31, 2023. The decrease in wine net revenue is primarily related to the Company's brand simplification, reallocation of resources and temporary closure of certain tasting rooms, and the decrease in nonwine net revenue is primarily related to the decrease in sales of bulk spirits. Total cost of revenue for the nine months ended March 31, 2024 increased $14.1 million over the nine months ended March 31, 2023, primarily due to an increase in inventory reserves and net realizable value adjustments of $22.4 million over the prior year. Selling, general and administrative expenses, excluding amortization expense, decreased $11.9 million resulting from a $2.1 million abandoned acquisition expense incurred in the prior year, a $1.9 million business realignment expense incurred in the prior year, a $2.6 million decrease in stock compensation expense, a $1.4 million decrease in advertising and postage, primarily related to a strategic shift, a $1.0 million decrease in insurance expense and tighter cost controls. For the nine months ended March 31, 2024, the unrealized loss on interest rate swap agreements increased $7.4 million compared to the prior period. In addition, the Company incurred restructuring expenses of $5.1 million and intangible asset impairments of $5.1 million during the nine months ended March 31, 2024. These expenses were offset by goodwill and intangible asset impairments of $125.3 million and $12.6 million, respectively, in the nine months ended March 31, 2023. These factors resulted in a net loss attributable to common stockholders of $90.4 million for the nine months ended March 31, 2024 compared to a net loss attributable to common stockholders of $141.1 million for the nine months ended March 31, 2023.

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

Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023

DTC Segment Results

	Three Months Ended March 31,		Dollar	Percent
(in thousands, except %)	2024	2023	Change	Change
Net revenue	$12,353	$17,008	$(4,655)	(27.4%)
Restructuring expense	$839	$-	$839	n/m
Loss from operations	$(641)	$(2,905)	$2,264	(77.9%)

(n/m) not meaningful

DTC net revenue for the three months ended March 31, 2024 decreased $4.7 million, or 27.4%, from the three months ended March 31, 2023. The decrease was primarily attributable to a $2.8 million decrease in revenue related to a shift in marketing and programming for Vinesse, Cameron Hughes and general ecommerce and telemarketing and a $1.7 million decrease in tasting rooms' and wine clubs' revenue as a result of tasting room closures.

DTC loss from operations for the three months ended March 31, 2024 improved $2.3 million from the three months ended March 31, 2023. There was no inventory reserve recorded in the current quarter, but there was an inventory charge of $2.1 million in the prior year quarter.

Wholesale Segment Results

	Three Months Ended March 31,		Dollar	Percent
(in thousands, except %)	2024	2023	Change	Change
Net revenue	$18,213	$20,811	$(2,598)	(12.5%)
Restructuring expense	$110	$-	$110	n/m
Income (loss) from operations	$1,525	$(1,573)	$3,098	n/m

(n/m) not meaningful

Wholesale net revenue for the three months ended March 31, 2024 decreased $2.6 million, or 12.5%, from the three months ended March 31, 2023. The decrease relates primarily net revenue of an externally managed brand that decreased $1.9 million. We are working with the external partner on remediation efforts and alternatives.

Wholesale income from operations for the three months ended March 31, 2024 increased $3.1 million from the three months ended March 31, 2023, primarily due to a decrease in inventory reserves and adjustments of $3.1 million compared to the prior year quarter.

B2B Segment Results

	Three Months Ended March 31,		Dollar	Percent
(in thousands, except %)	2024	2023	Change	Change
Net revenue	$15,096	$26,831	$(11,735)	(43.7%)
Restructuring expense	$135	$-	$135	n/m
(Loss) income from operations	$(9,523)	$2,406	$(11,929)	n/m

B2B net revenue for the three months ended March 31, 2024 decreased $11.7 million, or 43.7%, from the three months ended March 31, 2023. The decrease was primarily attributable to decreased sales of bulk spirits of $6.0 million as well as decreased sales related to contract winemaking and bottling of $5.2 million.

B2B loss from operations for the three months ended March 31, 2024 increased $11.9 million from the three months ended March 31, 2023. This was primarily related to the decrease in sales compared to the prior year quarter as well as a $1.5 million loss contingency reserve.

Nine Months Ended March 31, 2024 Compared with Nine Months Ended March 31, 2023

DTC Segment Results

The following table presents summary financial data for our DTC segment:

	Nine Months Ended March 31,		Dollar	Percent
(in thousands, except %)	2024	2023	Change	Change
Net revenue	$53,986	$63,472	$(9,486)	(14.9%)
Restructuring expense	$902	$-	$902	n/m
(Loss) income from operations	$(6,819)	$488	$(7,307)	n/m

(n/m) not meaningful

DTC net revenue declined $9.5 million, or 14.9%, from the nine months ended March 31, 2023. The decrease was primarily attributable to a $5.4 million decrease in revenue related to a shift in marketing and programming for Vinesse, Cameron Hughes and general ecommerce and telemarketing and a $2.8 million decrease in tasting rooms' and wine clubs' revenue as a result of tasting room closures.

DTC loss from operations increased $7.3 million from the nine months ended March 31, 2023. This was primarily related to an increase in inventory reserves compared to the prior year period of $6.3 million.

Wholesale Segment Results

The following table presents summary financial data for our Wholesale segment:

	Nine Months Ended March 31,		Dollar	Percent
(in thousands, except %)	2024	2023	Change	Change
Net revenue	$55,143	$67,881	$(12,738)	(18.8%)
Restructuring expense	$2,241	$-	$2,241	n/m
Loss from operations	$(19,173)	$(126,181)	$107,008	(84.8%)

(n/m) not meaningful

Wholesale net revenue decreased $12.7 million, or 18.8%, for the nine months ended March 31, 2024 compared to the nine months ended March 31, 2023. The decrease is primarily related to a decrease in net revenue for an externally managed brand of $4.3 million, a decrease of $3.4 million due to various program timing differences and changes, a decrease in ACE cider revenues of $1.8 million and a general decrease in various other wholesale brands of $4.4 million.

Wholesale loss from operations decreased $107.0 million, or 84.8%, from the nine months ended March 31, 2023. This change was primarily attributable to a decrease in non-cash goodwill of $116.3 million and intangible asset impairments of $10.3 million for the nine months ended March 31, 2024 compared to the prior-year period. This was partially offset by inventory reserve charges of $15.6 million more than the prior year as a result of the Company's narrowed brand focus.

B2B Segment Results

The following table presents summary financial data for our B2B segment:

	Nine Months Ended March 31,		Dollar	Percent
(in thousands, except %)	2024	2023	Change	Change
Net revenue	$77,796	$89,825	$(12,029)	(13.4%)
Restructuring expense	$135	$-	$135	n/m
(Loss) income from operations	$(6,189)	$11,772	$(17,961)	n/m

B2B net revenue decreased $12.0 million, or 13.4%, in the nine months ended March 31, 2024 compared to the nine months ended March 31, 2023. There was $21.0 million less bulk spirits sold in the nine month period as well as a $5.6 million decrease in contract winemaking and bottling. This was partially offset by an increase in private label sales of $7.1 million and $7.9 million in additional bulk wine sales.

B2B income from operations decreased $18.0 million from the nine months ended March 31, 2023. In addition to the decrease in net sales, the decrease was primarily related to the benefit of a gain on remeasurement of contingent consideration of $4.9 million in the prior-year period, a loss contingency reserve of $5.5 million and a decrease in margin for bulk spirits sales.

Case Volumes

The following table summarizes 9-liter equivalent cases by the DTC and Wholesale segments:

	Three Months Ended March 31,
(in thousands)	2024	2023	Unit Change	% Change
Direct-to-Consumer	54	67	-13	-19.4%
Wholesale	367	433	-66	-15.2%
Total case volume	421	500	-79	-15.8%

	Nine Months Ended March 31,
(in thousands)	2024	2023	Unit Change	% Change
Direct-to-Consumer	236	291	-55	-18.9%
Wholesale	1,173	1425	-252	-17.7%
Total case volume	1,409	1,716	-307	-17.9%

Non-GAAP Financial Measures

The following is a reconciliation of net (loss) income attributable common stockholders to Adjusted EBITDA:

	Three Months Ended		Nine Months Ended
(in thousands)	March 31, 2024	March 31, 2023	March 31, 2024	March 31, 2023
Net loss attributable to common stockholders	$(26,154)	$(13,514)	$(90,563)	$(141,118)
Goodwill and intangible asset impairment losses	360	-	$5,102	137,928
Interest expense	6,108	4,291	$17,152	13,322
Depreciation Expense	3,806	3,943	$11,932	11,799
Restructuring expenses*	1,286	-	$5,130	-
Amortization expense	1,055	1,813	$4,579	5,429
Stock-based compensation expense (benefit)	500	(1,024)	$3,046	5,666
Income tax benefit	(228)	(2,702)	$(183)	(24,880)
Net (gain) loss on interest rate swap agreements	(357)	3,596	$2,464	(4,892)
Gain on insurance and litigation proceeds	-	(884)	$-	(1,414)
Loss (gain) on disposition of assets	5,241	(5,977)	$4,442	(1,546)
Adjusted EBITDA	$(8,383)	$(10,458)	$(36,899)	$294

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

Adjusted EBITDA is not a recognized measure of financial performance under GAAP. We believe this non-GAAP measure provides analysts, investors and other interested parties with additional insight into the underlying trends of our business and assists these parties in analyzing our performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance, which allows for a better comparison against historical results and expectations for future performance.

Management uses this non-GAAP measure to understand and compare operating results across reporting periods for various purposes including internal budgeting and forecasting, short and long-term operating planning, employee incentive compensation, and debt compliance. This non-GAAP measure is not intended to replace the presentation of our financial results in accordance with GAAP. The term Adjusted EBITDA is not calculated in the same manner by all companies, and accordingly, is not necessarily comparable to similarly titled measures of other companies and may not be an appropriate measure for performance relative to other companies. Adjusted EBITDA, which is not prepared in accordance with GAAP, should not be construed as an indicator of our operating performance in isolation from, or as a substitute for, respectively, net (loss) income attributable to common stockholders, which is an indicator prepared in accordance with GAAP. We have presented Adjusted EBITDA solely as supplemental disclosure because we believe it allows for a more complete analysis of our results of operations. In the future, we may incur expenses such as those added back to calculate Adjusted EBITDA. Our presentation of Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by these items.

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

The Company has seen its cash usage to fund operations increase. In the past the Company has been able to fund operating cash flow needs by using its line of credit. Due to the events of the default described below the Company's ability to access its line of credit is currently limited. If the Company is unable to cure the events of default or receive additional capital from its Lenders or third parties, the Company may not be able to fund its operations and will be forced to seek bankruptcy protection.

Debt

As of the date of this filing, the Company is not in compliance with certain financial covenants contained in the Second A&R Loan and Security Agreement (defined in Note 1), which are events of default. Upon an event of default under the Second A&R Loan and Security Agreement, the Lender has the right to accelerate the maturity of the debt thereunder.

However, on February 28, 2024, the Company entered into a Forbearance Agreement (defined in Note 1) with respect to the Second A&R Loan and Security Agreement under which the Agent and Lenders agreed to forbear from enforcing their respective rights and remedies in respect to certain events of default under the agreement, subject to the terms and conditions set forth in the Forbearance Agreement, through March 31, 2024 so long as no event of default (other than the Designated Defaults) occurred, and the Obligors complied with the terms of the Forbearance Agreement and otherwise did not assert a defense to their obligations under the Second A&R Loan and Security Agreement or any other loan documents or make a claim against the Agent or any Lender. The Forbearance Agreement, among other things, (a) reduced the revolving commitments under the Loan Agreement from $200 million to $180 million, (b) permitted the Borrowers to continue to borrow under the Loan Agreement, subject to the terms and conditions set forth therein, during the Forbearance Period, notwithstanding the existence of the Designated Defaults, (c) increased, during the Forbearance Period, the interest rate for revolving loans outstanding or incurred under the Loan Agreement by 100 basis points, (d) provided that, during the Forbearance Period, the Borrowers will not maintain cash in excess of their projected cash needs (with any excess to be used to pay outstanding revolving loans), (e) required the Obligors to comply with certain specified milestones with respect to business planning during the Forbearance Period and (f) required the payment of certain fees to the Agent and the Lenders, including a one-time payment to the Agent for the benefit of the Consenting Lenders, as defined in the Forbearance Agreement, equal to 7.5 basis points on the Consenting Lenders' outstanding Loans and Commitments (as modified by the Forbearance Agreement and to the extent such Commitments are not funded).

On April 2, 2024, the Company, the Borrowers, the Lenders and the Agent amended and restated the Forbearance Agreement (the “A&R Forbearance Agreement”). The A&R Forbearance Agreement, effective as of March 31, 2024, amended the Forbearance Agreement to, among other things, (a) extend the period during which the Agent and the Lenders have agreed to forbear from enforcing their respective rights and remedies in respect of certain events of default under the Loan Agreement, subject to the terms and conditions therein, to May 15, 2024 (the "Forbearance Period"), (b) extend the deadline by which the Borrowers shall make a $10 million mandatory prepayment of the term loan to May 15, 2024 and (c) increase the applicable margin on the outstanding term loan, equipment loan, capital expenditure loans and delayed draw term loans during the Forbearance Period by 100 basis points.

In connection with the extension of the Forbearance Period under the A&R Forbearance Agreement, the Company and the Borrowers also agreed to pay certain fees to the Agent, including a one-time payment to the Agent for the benefit of the Consenting Lenders (as defined in the A&R Forbearance Agreement) equal to 10 basis points on the Consenting Lenders' outstanding loans and commitments.

On May 6, 2024, the Company, the Borrowers, the Consenting Lenders and the Agent entered into Amendment Number One to the A&R Forbearance Agreement (the “Amendment”). The Amendment, effective as of May 6, 2024, amends the A&R Forbearance Agreement, to, among other things, (a) extend the period during which the Agent and the Lenders have agreed to forbear from enforcing their respective rights and remedies in respect of certain events of default under the Second A&R Loan and Security Agreement, subject to the terms and conditions therein, to June 4, 2024 (the "Forbearance Period"), (b) extend the deadline by which the Borrowers shall make a $10 million mandatory prepayment of the term loan to June 17, 2024 and (c) amend the interest rate for swingline borrowings to be equal to one-month Adjusted Term SOFR plus 0.8% plus the Applicable Margin for Adjusted Base Rate Revolver Loans (each as defined in the Second A&R Loan and Security Agreement).

In connection with the Amendment, the Company and the Borrowers also agreed to pay certain fees to the Agent, including a one-time payment to the Agent for the benefit of the Consenting Lenders equal to 5 basis points on the Consenting Lenders' outstanding loans and commitments.

Whether additional amendments, waivers or extensions of the Forbearance Period are obtained is not within the Company's control, and there can be no assurances that our Lenders and Agent will not accelerate the maturity of the debt. If acceleration occurs, the Company does not have sufficient cash to repay the outstanding debt and would likely be forced to seek bankruptcy protection.

See Note 8 in the notes to the unaudited condensed consolidated financial statements filed with this Form 10-Q for more information.

Cash and Cash Equivalents

Our cash and cash equivalents balance was $24.1 million at March 31, 2024 compared to $18.2 million at June 30, 2023, exclusive of restricted cash. At March 31, 2024, our cash and cash equivalents were held in cash depository accounts with major banks.

Working Capital

As of March 31, 2024, the Company has a working capital deficit of $120.3 million, which is a decrease of $201.9 million compared to June 30, 2023. The decrease is primarily related to the reclassification of long-term debt to current as well as an increase in the balance owed on the line of credit. Refer to the Debt section above for discussion on the reclassification of long-term debt to current.

Cash Flows

The table below presents a summary of our sources and uses of cash:

	March 31,
(in thousands)	2024	2023	Change
Operating activities	$58	$(3,846)	$3,904
Investing activities	$(5,861)	$8,389	$(14,250)
Financing activities	$11,877	$(28,719)	$40,596

Operating Activities

Net cash generated from operating activities was $0.1 million for the nine months ended March 31, 2024 compared to net cash used in operating activities of $3.8 million for the nine months ended March 31, 2023, representing a decrease in net cash used of $3.9 million.

Investing Activities

Net cash used in investing activities was $5.9 million for the nine months ended March 31, 2024, compared to net cash provided by investing activities of $8.4 million for the nine months ended March 31, 2023, representing an increase in net cash used of $14.3 million. Cash flows from investing activities are utilized primarily to fund capital expenditures for new assets and improvements to existing assets. The increase in net cash used for the nine months ended March 31, 2024, was attributable to a decrease in proceeds from the sale of assets of $18.3 million in the current period when compared to the prior-year period, partially offset by a decrease in capital expenditures of $4.0 million.

Financing Activities

Net cash provided by financing activities was $11.9 million for the nine months ended March 31, 2024 compared to net cash used of $28.7 million by financing activities for the nine months ended March 31, 2023, representing an increase in net cash provided of $40.6 million, primarily due to an increase in net borrowings on the line of credit. Due to the events of default described in the Debt section above, our ability to continue to borrow under the line of credit is limited.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as a result of material weaknesses in our internal control over financial reporting as discussed below, our disclosure controls and procedures were not effective as of March 31, 2024. Management’s conclusion was based on discoveries and observations made during the 2022 and 2023 audits.

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

Management's Plan to Remediate the Material Weaknesses

In October 2023 the Company engaged a globally recognized assurance and advisory firm to assist in remediation efforts including risk assessment and SOX framework evaluation, process design walkthroughs, key control identification, control gap and process improvement assessment, training, and control operating effectiveness testing. The Company did not complete the engagement with the assurance and advisory firm noted above. Due to the limitation of resources within the accounting and financial reporting department the remediation of our material weaknesses will not be completed during this fiscal year.

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

The Company onboarded a new Chief Executive Officer, effective October 2023, a new Chief Marketing Officer, effective January 2024, a Senior Vice President of Partnerships, effective February 2024, and a new General Counsel, effective April 2024, to continue its focus on better alignment with business opportunities and improved communications and collaboration.

Changes in Internal Control Over Financial Reporting

Except for the changes described above intended to remediate the material weaknesses identified in the Company’s internal control over financial reporting, which efforts continued into the nine months ended March 31, 2024, there were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II—Other Information

Item 1. Legal Proceedings

On November 14, 2022, a purported securities class action lawsuit was filed in the U.S. District Court for the District of Nevada against the Company and certain current and former members of its management team. The lawsuit is captioned Ezzes v. Vintage Wine Estates, Inc., et al. (“Ezzes“), and alleges that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder, by making material misstatements or omissions in certain of the Company's periodic reports filed with the SEC relating to, among other things, the Company’s business, operations, and prospects, including with respect to the Company’s inventory metrics and overhead burden. The lawsuit seeks an unspecified amount of damages and an award of attorney’s fees, in addition to other relief. On November 28, 2022, a second purported securities class action lawsuit, captioned Salbenblatt v. Vintage Wine Estates, Inc., et al. (“Salbenblatt”), was filed in the same court, containing similar claims and allegations, and seeking similar relief, as the Ezzes lawsuit. On February 14, 2023, the Court consolidated both actions and appointed the lead plaintiffs. The Salbenblatt action was transferred to and consolidated with the Ezzes action. On May 1, 2023, the lead plaintiffs filed a consolidated amended class action complaint (“amended complaint”). On June 30, 2023 defendants filed a motion to dismiss the amended complaint. The motion to dismiss was fully briefed on September 25, 2023, and the court dismissed the case on March 1, 2024 with leave to file an amended complaint. On April 5, 2024, the lead plaintiffs filed a second consolidated amended class action complaint. Defendants filed a motion to dismiss on May 10, 2024. As previously noted, litigation is inherently uncertain, and the Company is unable to predict the outcome of this litigation and is unable to estimate the range of loss, if any, that could result from an unfavorable outcome. The Company also cannot provide any assurance that the ultimate resolution of this litigation will not have a material adverse effect on our reputation, business, prospects, results of operations or financial condition.

From time to time, the Company may become subject to legal proceedings, claims and litigation arising in the ordinary course of business that could have a material adverse effect on our business, results of operations or financial condition. In addition, the Company may receive letters alleging infringement of patent or other intellectual property rights. Except as noted above, there are no material updates to the matters previously disclosed in “Part I, Item 3 — Legal Proceedings” of our Annual Report on Form 10-K for the fiscal year ended June 30, 2023 and "Part II, Item 1 - Legal Proceedings" of our Quarterly Report on Form 10-Q for the periods ended September 30, 2023 and December 31, 2023. The Company is not currently a party to any other material legal proceedings, nor is it aware of any pending or threatened litigation that, in the Company’s opinion, would have a material adverse effect on the business, operating results, cash flows or financial condition should such litigation be resolved unfavorably.

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

The Company is not in compliance with its debt covenants as of December 31, 2023 and through the date of this filing as required per our Second Amended and Restated Loan and Security Agreement (the "Second A&R Loan and Security Agreement"). With an event of default under the Second A&R Loan and Security Agreement, the Lenders have the right to accelerate the maturity of the debt thereunder. If acceleration occurs, the Company does not have sufficient cash to repay the outstanding debt. Whether additional amendments or waivers are obtained is not within the Company's control, and therefore cannot be deemed probable.

There can be no assurances that the Company will be able to regain compliance with its financial covenants. Accordingly, any exercise by the Lenders of their rights and remedies to accelerate the maturity of the indebtedness under the Second A&R Loan and Security Agreement would have a material adverse effect on our business and we would likely be forced to seek bankruptcy protection.

As a result of these uncertainties, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the unaudited financial statements included in this Form 10-Q for the period ended March 31, 2024 were issued. The condensed consolidated financial statements do not include any adjustments that might result if we are unable to continue as a going concern. If we are unable to continue as a going concern, holders of our securities might lose their entire investment. These factors, among others, may make it difficult to raise any additional capital and may cause us to be unable to continue to operate our business or force us to seek bankruptcy protection. Our equity holders would likely not receive any recovery in a bankruptcy scenario, in which case you will likely receive no recovery for your shares of our common stock.

We may not be able to repay, refinance, or restructure our substantial indebtedness owed to our lenders, which would have a material adverse effect on our financial condition and may cause us to seek bankruptcy protection.

The VWE credit facility contains various covenants and restrictions including financial debt covenants. The Company did not meet certain financial debt covenants as required per our the Second A&R Loan and Security Agreement beginning with the quarter ended December 31, 2023 and through the date of this filing, which constitutes an event of default. If the event of default is not cured or waived, the payment of the Company’s outstanding debt under the Second A&R Loan and Security Agreement may be accelerated.

If the Lenders accelerate the maturity of the indebtedness under the Second A&R Loan and Security Agreement, we do not have sufficient cash to repay the outstanding debt, and there is no guarantee that we would be able to repay, refinance or restructure the outstanding balance due under the Second A&R Loan and Security Agreement. Whether additional amendments or waivers are obtained is not within the Company's control, and therefore cannot be deemed probable.

The outstanding principal balance under the Second A&R Loan and Security Agreement was $321.8 million as of March 31, 2024. If we are unable to monetize assets or raise additional capital, we would not have sufficient cash on hand or available liquidity that can be utilized to repay the outstanding debt if the Lenders accelerated the maturity of all amounts outstanding under the Second A&R Loan and Security Agreement. The Lenders have the right to exercise their rights and remedies to collect, which includes foreclosing on our assets if we are unable to pay the amounts due. Accordingly, any exercise by the Lenders of their rights and remedies to accelerate the maturity of the indebtedness under the Second A&R Loan and Security Agreement would have a material adverse effect on our business and, we would likely be forced to seek bankruptcy protection.

All of our debt obligations will have priority over our common stock with respect to payment in the event of a bankruptcy, liquidation dissolution or winding up.

In any bankruptcy, liquidation, dissolution or winding up of the Company, our shares of common stock would rank in right of payment or distribution below all debt claims against us. As a result, holders of our shares of common stock will not be entitled to receive any payment or distribution below all debt claims against us. As a result, holders of our shares of common stock will not be entitled to receive any payment or other distribution of assets in the event of a bankruptcy or upon a liquidation or dissolution until after all of our obligations to our debt holders. Accordingly, holders of our common stock may lose their entire investment in the event of a bankruptcy, liquidation, dissolution or winding up of the Company.

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
•
dispose of its assets;
•
make dividends or distributions to its stockholders;
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

The Company did not meet certain financial debt covenants as required per our Second A&R Loan and Security Agreement beginning with the quarter ended December 31, 2023 and through the date of this filing, which constitutes an event of default. If the event of default is not cured or waived, the payment of the Company’s outstanding debt under the Second A&R Loan and Security Agreement may be accelerated. The outstanding principal balance under the Second A&R Loan and Security Agreement was $321.9 million as of March 31, 2024. If we are unable to monetize assets or raise additional capital, we would not have sufficient cash on hand or available liquidity that can be utilized to repay the outstanding debt if the Lenders accelerated the maturity of all amounts outstanding under the Second A&R Loan and Security Agreement. Accordingly, if the Lenders exercise their rights and remedies by accelerating the maturity of the indebtedness under the Second A&R Loan and Security Agreement, it would have a material adverse effect on our business and we would likely be forced to seek bankruptcy protection. Our equity holders would likely not receive any recovery in a bankruptcy scenario, in which case you will likely receive no recovery for your shares of our common stock.

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

Trading in our securities is highly speculative, and we may be required to file for bankruptcy protection in the future.

Trading in our securities is highly speculative and poses substantial risks to investors. The market price of our securities may be subject to significant fluctuations. Some of the factors that may cause the market price of our securities to fluctuate include:

•
actual or anticipated changes or fluctuations in our operating results or in the expectation of market analysts;

•
short sales, hedging and other derivative transactions in our securities;
•
litigation or regulatory action against us;
•
investors' general perception of us and the public's reaction to our press releases, our other public announcements and our filings with the SEC, including our financial statements;
•
publication of research reports or news stories about us, our competitors or our industry;
•
positive or negative recommendations or withdrawal of research coverage by securities analysts;
•
changes in general political, economic, industry and market conditions and trends;
•
recruitment or departure of key personnel; and
•
the other risk factors described in "Part I, Item 1A — Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended June 30, 2023, as supplemented by the information set forth in this Form 10-Q.

There is no guarantee that continuing fluctuations in price and volume will not occur or that an investment in our shares of common stock will earn any positive return in the short or long term. A purchase of our securities involves a high degree of risk and should be undertaken only by investors whose financial resources are sufficient to enable them to assume such risks, who have no need for immediate liquidity in their investment and who have the financial capacity to absorb a loss of some or all of their investment. Trading prices for our securities may bear little or no relationship to the actual recovery, if any, by holders of our securities in any bankruptcy proceeding and our stockholders will likely not receive any recovery at all in a bankruptcy scenario. Our operations and ability to develop and execute our business plan, our financial condition, our liquidity and our continuation as a going concern, are subject to risks and uncertainties. These risks include, but are not limited to, the following;

•
our ability to meet our cash requirements for ongoing operations and to satisfy our outstanding debt obligations;
•
the actions and decisions our creditors (including the Lenders to the Second A&R Loan and Security Agreement) and other third parties including, but not limited to, vendors who have interest that may be inconsistent with our plans.

The Company did not meet certain financial debt covenants as required per our Second A&R Loan and Security Agreement beginning with the quarter ended December 31, 2023 and through the date of this filing, which constitutes an event of default. If the event of default is not cured or waived, the payment of the Company’s outstanding debt under the Second A&R Loan and Security Agreement may be accelerated. The outstanding principal balance under the Second A&R Loan and Security Agreement was $321.9 million as of March 31, 2024. If we are unable to monetize assets or raise additional capital, we would not have sufficient cash on hand or available liquidity that can be utilized to repay the outstanding debt if the Lenders accelerated the maturity of all amounts outstanding under the Second A&R Loan and Security Agreement.

These risks and uncertainties, together with the other risk factors described in “Part I, Item 1A — Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended June 30, 2023, as supplemented by the information set forth in this Form 10-Q, could affect our business and operations in various ways. If any of these risks materialize, our business may be materially and adversely affected, and we may not have sufficient resources to continue to operate our business and we may be required to file for bankruptcy protection. Our stockholders may not receive any recovery at all in a bankruptcy scenario.

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

Item 5. Other Information

On May 14, 2024, the Company and the Borrowers entered into Amendment Number Two to the A&R Forbearance Agreement (the “Second Amendment”) with the Agent and the financial institutions party thereto (the "Consenting Lenders"). The Second Amendment, effective as of May 14, 2024, amends the A&R Forbearance Agreement, to, among other things, (a) extend the deadline for the delivery of the fully executed deposit account control agreements as required under Section 7(g) of the A&R Forbearance Agreement to the last date of the Forbearance Period and (b) agree to apply the Forbearance through the end of the Forbearance Period to the events of default under Section 11.1 (c) of the Second A&R Loan and Security Agreement resulting from the Obligors' failure to maintain liquidity of not less than $25 million as of March 31, 2024, as required by Section 10.3.2 of the Second A&R Loan and Security Agreement, and Adjusted EBITDA of not less than $27 million for the three fiscal quarter period ended March 31, 2024, as required by Section 10.3.3 of the Second A&R Loan and Security Agreement.

In connection with the Second Amendment, the Company and the Borrowers also agreed to pay certain fees to the Agent, including a one-time payment to the Agent for the benefit of the Consenting Lenders equal to 2.5 basis points on the Consenting Lenders' outstanding loans and commitments.

None of the Company's directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the quarter ended March 31, 2024, as such terms are defined under Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit Number	Description of Exhibit

10.1

Forbearance Agreement, dated as of February 28, 2024, by and among the Borrowers, the Administrative Agent, each of the Lenders party thereto, and each of the holders party thereto (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed with the SEC on March 5, 2023).

10.2

Amended and Restated Forbearance Agreement, dated April 2, 2024, by and among the Borrowers, the Administrative Agent, each of the Lenders party thereto, and each of the holders party thereto (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K filed with the SEC on April 3, 2024).

10.3

Amendment Number One to Amended and Restated Forbearance Agreement, dated May 6, 2024, by and among the Company, the Borrowers, the Agent and the Lenders party thereto (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K filed with the SEC on May 8, 2024).

10.4	Amendment Number Two to Amended and Restated Forbearance Agreement, dated May 14, 2024, by and among the Company, the Borrowers, the Agent and the Lenders party thereto.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.*

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.*

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).*

*	Filed herewith.

**	Furnished herewith.

Signatures

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Vintage Wine Estates, Inc.

Date: May 15, 2024	By:	/s/ SETH KAUFMAN
	Name:	Seth Kaufman
	Title:	President and Chief Executive Officer

Date: May 15, 2024	By:	/s/ KRISTINA JOHNSTON
	Name:	Kristina Johnston
	Title:	Chief Financial Officer